Form 10-Q
period 2016-09-30
SQN Asset Income Fund V, L.P.
filed 2016-11-14
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM __________ TO __________

COMMISSION FILE NUMBER: 333-211626

SQN Asset Income Fund V, L.P.

(Exact name of registrant as specified in its charter)

Delaware	81-1184858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

100 Arboretum Drive, Suite 105
Newington, NH	03801
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (603) 294-1420

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At November 10, 2016 there were 311,241.93 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Asset Income Fund V, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	September 30, 2016	June 30, 2016
Assets

Cash and cash equivalents	$2,100	$2,100
Restricted cash	1,670,628	-
Total Assets	$1,672,728	$2,100

Liabilities and Partners’ Equity
Liabilities:
Subscriptions received in advance	$1,670,600	$-
Loans payable	1,000	1,000
Interest payable	28	-
Total Liabilities	1,671,628	1,000

Partners’ Equity:
Limited Partners	1,000	1,000
General Partner	100	100
Total Equity	1,100	1,100
Total Liabilities and Partners’ Equity	$1,672,728	$2,100

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Statement of Operations

Period from June 30, 2016 to September 30, 2016

(Unaudited)

Revenue	$-

Expenses	-

Net income (loss)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

4

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Statement of Changes in Partners’ Equity (Unaudited)

Three Months Ended September 30, 2016

	Total	General	Limited
	Equity	Partner	Partners
Balance, June 30, 2016	$1,100	$100	$1,000

Partners’ capital contributions	-	-	-
Net income (loss)	-	-	-

Balance, September 30, 2016	$1,100	$100	$1,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Statement of Cash Flows

(Unaudited)

For the Three Months Ended September 30, 2016
Cash flows from financing activities:
Cash received from subscriptions received in advance	$1,670,600
Interest payable on subscriptions received in advance	28

Net cash provided by financing activities	1,670,628

Net increase in cash and cash equivalents	1,670,628
Cash and cash equivalents, beginning of period	2,100

Cash and cash equivalents, end of period	$1,672,728

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Period Ended September 30, 2016

(Unaudited)

1.	Organization and Nature of Operations

Organization – SQN Asset Income Fund V, L.P. (the “Partnership”) was formed on January 14, 2016, as a Delaware limited partnership and is engaged in a single business segment, the ownership and investment in leased equipment and related financings which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. The Partnership will terminate no later than December 31, 2040.

Nature of Operations – The principal investment strategy of the Partnership is to invest in business-essential, revenue-producing (or cost-savings) equipment or other physical assets with high in-place value and long, relative to the investment term, economic life and project financings. The Partnership executes its investment strategy by making investments in equipment already subject to lease or originating equipment leases and loans in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset and project financings; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership may use other investment structures that SQN Investment Advisors, LLC (the “Investment Manager”) believes will provide the Partnership with an appropriate level of security, collateralization, and flexibility to optimize its return on its investment while protecting against downside risk. In many cases, the structure will include the Partnership holding title to or a priority or controlling position in the equipment or other asset.

The General Partner of the Partnership is SQN AIF V GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager. Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Limited Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership.

The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership expects to conduct its activities for at least six years and divide the Partnership’s life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period began on August 11, 2016, will terminate no later than two years after this date, unless extended by our General Partner, from time to time, in its sole discretion, by up to an additional 12 months. The Operating Period will commence on the date of the Partnership’s initial closing and last for four years unless extended at the sole discretion of the General Partner. During the Operating Period, the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. The General Partner may extend the Offering Period, from time to time, in its sole discretion, by up to an additional 12 months. The General Partner may also extend the Operating Period and subsequent Liquidation Period in its sole discretion.

SQN Securities, LLC (“Securities”), is a Delaware limited liability company, is affiliated with our General Partner. Securities will act initially as the selling agent for the offering of our units. The units will be offered on a “best efforts,” “minimum-maximum” basis. This means the selling agent must sell at least 120,000 units and receive subscription proceeds of at least $1,200,000 in order for this offering to close (excluding subscription proceeds, if any, from our General Partner or its affiliates and from residents of Pennsylvania), and it must use only its best efforts to sell our remaining units. Our subscription proceeds will be held in an interest-bearing escrow account until $1,200,000 has been received. At that time we will admit investors as limited partners, receive the escrowed subscription proceeds from the escrow agent and pay in cash to such investors’ interest earned on their escrowed subscription proceeds, net of bank fees. Unless extended by our General Partner, from time to time, in its sole discretion, for up to an additional 12 months, this offering will terminate on the date that is two years from the date of August 11, 2016. If the minimum subscription proceeds are not received within one year from the date of August 11, 2016, then your subscription proceeds will be promptly returned to you from the escrow account with any interest earned thereon and without deduction for any fees.

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner).

2.	Summary of Significant Accounting Policies

Basis of Presentation — The condensed balance sheets, statement of operations, statement of changes in partner’s equity and statement of cash flows of the Partnership at September 30, 2016 and for the period from June 30, 2016 to September 30, 2016 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes contained in the Partnership’s Registration Statement on Form S-1, as filed with the SEC on May 26, 2016 and as amended on July 14, 2016.

Cash and Cash Equivalents — The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts maintained at financial institutions.

The Partnership’s cash and cash equivalents are held principally at one financial institution and at times may exceed federally insured limits. The Partnership has placed these funds in an international financial institution in order to minimize risk relating to exceeding insured limits.

Restricted Cash — Restricted cash primarily consists of cash held in an escrow account from subscriptions received in advance which will be released subject to the receipt and acceptance by the General Partner of subscriptions for 120,000 Units or $1,200,000, excluding any subscriptions, if any, by the General Partner and its affiliates and Pennsylvania residents.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

Uncertain Tax Position — The Partnership follows the provisions of Accounting for Uncertainty in Income Taxes (“Uncertain Tax Position”). Uncertain Tax Position prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under Uncertain Tax Position, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

The Partnership has adopted the provisions of Financial Accounting Standards Board’s Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

Use of estimates - The preparation of financial statements in conformity with U.S. GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Amendments to Leases Analysis), effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the condensed consolidated financial statements.

3.	Capital Contributions

The General Partner has made the following cash payments to the Partnership: (i) a General Partner capital contribution of $100, and (ii) an additional $1,000 for any incidental costs which may arise which is shown as loans payable in the accompanying balance sheet. The Partnership’s Investment Manager made the initial cash payment to the Partnership of $1,000 which was applied against the Investment Manager’s purchase of the initial Limited Partner’s interest in the Partnership. Once the Partnership completes its first closing and admits additional Limited Partners, the initial Limited Partner will be refunded its initial capital contribution.

4.	Related Party Transactions

The Partnership will enter into certain agreements with the General Partner, the Investment Manager and Securities, an affiliate of the General Partner that is acting as exclusive sales agent for the offering of the Partnership’s limited partnership units, whereby the Partnership pays certain fees and reimbursements to these parties.

Pursuant to the terms of the Partnership Agreement, the General Partner is entitled to (i) 1% of the Partnership’s profits, losses, cash distributions and liquidation proceeds, and (ii) a promotional interest in the Partnership, and (iii) a promotional interest in the Partnership equal to 20% of all distributed distributable cash after the Partnership has provided a return to its Limited Partners of their respective capital contributions plus an 8% per annum, cumulative return, compounded annually on their capital contributions. In addition, the General Partner and its affiliates will be reimbursed for organizational and offering expenses incurred in connection with the Partnership’s organization and offering of limited partnership units and certain administrative expenses incurred in connection with the Partnership’s operations. Once the Partnership raises the minimum capital contributions of $1,200,000, fees and expenses associated with the Partnership’s organization and offering costs will become reimbursable to the Partnership’s General Partner and Investment Manager.

5.	Subsequent Events

On October 6, 2016, the Partnership funded a lease facility of $680,020 for Apple computers to a private school in New York City. The finance lease requires 39 monthly payments of $17,402. On October 6, 2016, the lessee made an advanced rental payment of $102,002. The lease is secured by ownership of the equipment.

On October 18, 2016, the Partnership funded a lease facility of $318,882 for 16 pizza ovens to five separate lessees. Each lease has a 36 month term with various monthly payments. The lease is secured by ownership of the equipment.

On October 21, 2016, the Partnership funded a finance lease of $357,020 for an assortment of school furniture and kitchen equipment to a school in New Jersey. The finance lease requires 36 monthly payments of $11,647 with the first and last payments due in advance. The lease is secured by a first position lien against the equipment.

Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include SQN Asset Income Fund V, L.P.

The following is a discussion of our current financial position and results of operations. This discussion should be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “continue,” “further,” “seek,” “plan,” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We were organized as a Delaware limited partnership on January 14, 2016 and are engaged in a single business segment, the ownership and investment in leased equipment and related financings which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. We will terminate no later than December 31, 2040.

The General Partner of the Partnership is SQN AIF V GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager. Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership.

SQN Securities, LLC (“Securities”), is a Delaware limited liability company, is affiliated with our General Partner. Securities will act initially as the selling agent for the offering of our units. The units will be offered on a “best efforts,” “minimum-maximum” basis. This means the selling agent must sell at least 120,000 units and receive subscription proceeds of at least $1,200,000 in order for this offering to close (excluding subscription proceeds, if any, from our General Partner or its affiliates and from residents of Pennsylvania), and it must use only its best efforts to sell our remaining units. Our subscription proceeds will be held in an interest-bearing escrow account until $1,200,000 has been received. At that time we will admit investors as limited partners, receive the escrowed subscription proceeds from the escrow agent and pay in cash to such investors’ interest earned on their escrowed subscription proceeds, net of bank fees. Unless extended by our General Partner, from time to time, in its sole discretion, for up to an additional 12 months, this offering will terminate on the date that is two years from the date of August 11, 2016. If the minimum subscription proceeds are not received within one year from the date of August 11, 2016, then your subscription proceeds will be promptly returned to you from the escrow account with any interest earned thereon and without deduction for any fees.

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). No such distributions were made as of September 30, 2016, as the Partnership is still in the Offering Period. Our Offering Period commenced on August 11, 2016. As of September 30, 2016, the Partnership has received $1,670,600 in subscriptions received in advance.

Our principal investment strategy is to invest in business-essential, revenue-producing (or cost-savings) equipment with high in-place value and long, relative to the investment term, economic life and project financings. We expect to achieve our investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, we may also purchase equipment and sell it directly to our leasing customers.

Many of our investments will be structured as full payout or operating leases. Full payout leases generally are leases under which the rent over the initial term of the lease will return our invested capital plus an appropriate return without consideration of the residual value, and where the lessee may acquire the equipment or other assets at the expiration of the lease term. Operating leases generally are leases under which the aggregate non-cancelable rental payments during the original term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment or other assets leased under the lease.

We also intend to invest by way of secured loans, participation agreements and residual sharing agreements where we would acquire an interest in a pool of equipment or other assets, or rights to the equipment or other assets, at a future date. We may invest in operating companies that use or own equipment and other assets. We also may structure investments as project financings that are secured by, among other things, essential use equipment and/or assets. Finally, we may use other investment structures that our Investment Manager believes will provide us with the appropriate level of security, collateralization, and flexibility to optimize our return on our investment while protecting against downside risk, such as vendor and rental programs. In many cases, the structure will include us holding title to or a priority or controlling position in the equipment or other asset.

Although the final composition of our portfolio cannot be determined at this stage, we expect to invest in equipment and other assets that are considered essential use or core to a business or operation in the agricultural, energy, environmental, medical, manufacturing, technology, and transportation industries. Our Investment Manager may identify other assets or industries that meet our investment objectives. We expect to invest in equipment, other assets and project financings located primarily within the United States of America and the European Union but may also make investments in other parts of the world.

Recent Significant Transactions

Subscriptions Received in Advance

As of September 30, 2016, we received $1,670,600 in subscriptions received in advance.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of condensed unaudited financial statements in accordance with U.S. GAAP requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Results of Operations for the three months ended September 30, 2016

For the three months ended September 30, 2016, we earned no revenue, incurred no expenses and therefore had no operations.

Results of Operations for the period from May 26, 2016 (inception) to September 30, 2016

For the period from May 26, 2016 (inception) to September 30, 2016, we earned no revenue, incurred no expenses and therefore had no operations.

Liquidity and Capital Resources

Sources and Uses of Cash

For the Period Ended September 30, 2016
Cash provided by:
Financing activities	$1,670,628

Sources of Liquidity

We are currently in our Offering Period. Our Registration Statement on Form S-1 was declared effective by the SEC on August 11, 2016. The Offering Period is the time frame in which we raise capital contributions from investors through the sale of our Units. As such, we expect that during our Offering Period a substantial portion of our cash in-flows will be from financing activities. The Operating Period is the time frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a substantial portion of our cash out-flows will be for investing activities. We believe that the cash in-flows will be sufficient to finance our liquidity requirements for the foreseeable future.

Financing Activities

Cash provided by financing activities for the period ended September 30, 2016 was $1,670,628 and was primarily due to subscriptions received in advance from our investors.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitment and Contingencies

Our income, losses and distributions will be allocated 99% to our Limited Partners and 1% to our General Partner until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 80% to our Limited Partners and 20% to our General Partner.

In the normal course of business, we will enter into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations, to also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of our General Partner and our Investment Manager, no liability will arise as a result of these provisions. Should any such indemnification obligation become payable, we would separately record and/or disclose such liability in accordance with U.S. GAAP.

Off-Balance Sheet Transactions

None.

Contractual Obligations

During our Operating Period, we pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed.

Subsequent Events

On October 6, 2016, the Partnership funded a finance lease facility of $680,020 for Apple computers to a private school in New York City. The finance lease requires 39 monthly payments of $17,402. On October 6, 2016, the lessee made an advanced rental payment of $102,002. The lease is secured by ownership of the equipment.

On October 18, 2016, the Partnership funded a lease facility of $318,882 for 16 pizza ovens to five separate lessees. Each lease has a 36 month term with various monthly payments. The lease is secured by ownership of the equipment.

On October 21, 2016, the Partnership funded a finance lease of $357,020 for an assortment of school furniture and kitchen equipment to a school in New Jersey. The finance lease requires 36 monthly payments of $11,647 with the first and last payments due in advance. The lease is secured by a first position lien against the equipment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

In designing and evaluating our General Partner’s and Investment Manager’s disclosure controls and procedures, our General Partner and Investment Manager recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our General Partner’s and Investment Manager’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Evaluation of internal control over financial reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of condensed financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the condensed financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2016, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on August 11, 2016. Our Offering Period commenced on August 11, 2016. As of September 30, 2016, we received $1,670,600 in subscriptions received in advance.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of President and Chief Compliance Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Compliance Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-211626

SQN AIF V GP, LLC

General Partner of the Registrant

November 14, 2016

/s/ Michael Miroshnikov
Michael Miroshnikov
President and Chief Compliance Officer

