Form 10-K
period 2016-12-31
SQN Asset Income Fund V, L.P.
filed 2017-03-31
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ____________ TO ____________.

COMMISSION FILE NUMBER: 333-211626

SQN Asset Income Fund V, L.P.

(Exact name of registrant as specified in its charter)

Delaware	81-1184858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

100 Arboretum Drive, Suite 105 Portsmouth, NH	03801
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (603) 294-1420

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act: Units of Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable. There is no established market for the units of limited partnership interests of the registrant.

Number of outstanding units of limited partnership interests of the registrant on March 26, 2017 was 434,477.61.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN Asset Income Fund V L.P.

Annual Report on Form 10-K for Period Ended December 31, 2016

PART I

As used in this Annual Report on Form 10-K, references to “we,” “us,” “our”, or similar terms or references to, “the Partnership” refer to SQN Asset Income Fund V, L.P.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time, which are subject to the safe harbor created by those sections. Forward-looking statements are those that do not relate solely to historical fact and include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our General Partner and our Investment Manager. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Annual Report on Form 10-K, including the risks described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7. In addition, such statements could be affected by risks and uncertainties related to our ability to raise additional equity contributions, investment objectives, competition, government regulations and requirements, the ability to find suitable equipment transactions, as well as general industry and market conditions and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

AVAILABILITY OF INFORMATION

You may read and copy any of our materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such materials also can be obtained free of charge at the SEC’s website, www.sec.gov, or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC. This information can be accessed at the web site http://www.sec.gov.

Item 1. Business

Our History

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

The General Partner of the Partnership is SQN AIF V GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager, SQN Investment Advisors, LLC (the “Investment Manager”). Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership.

Our income, losses and distributions are allocated 99% to the limited partners (the “Limited Partners”) and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. We expect to conduct our activities for at least six years and divide our life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period began on August 11, 2016, and will terminate no later than two years after this date, unless extended by our General Partner, from time to time, in its sole discretion, by up to an additional 12 months. The Operating Period commenced on October 3, 2016, the date of our initial closing, and will last for four years unless extended at the sole discretion of the General Partner. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which the portfolio will be liquidated in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

SQN Securities, LLC (“Securities”), is a Delaware limited liability company, is affiliated with our General Partner. Securities will act initially as the selling agent for the offering of our units. The units will be offered on a “best efforts,” “minimum-maximum” basis. This means the selling agent must sell at least 120,000 units and receive subscription proceeds of at least $1,200,000 in order for this offering to close (excluding subscription proceeds, if any, from our General Partner or its affiliates and from residents of Pennsylvania), and it must use only its best efforts to sell our remaining units. Our subscription proceeds will be held in an interest-bearing escrow account until $1,200,000 has been received. The Operating period began on the date we admitted our first Limited Partners, the initial closing, which occurred on October 3, 2016. Unless extended by our General Partner, from time to time, in its sole discretion, for up to an additional 12 months, this offering will terminate on the date that is two years from the date of August 11, 2016. If the minimum subscription proceeds are not received within one year from the date of August 11, 2016, then your subscription proceeds will be promptly returned to you from the escrow account with any interest earned thereon and without deduction for any fees.

Our Business

Our principal investment strategy is to invest in business-essential, revenue-producing (or cost-savings) equipment and other physical assets with high in-place value and long, relative to the investment term, economic life and project financings. We expect to achieve our investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, we may also purchase equipment and sell it directly to our leasing customers.

Our fund operates under a structure in which we pool the capital invested by our Limited Partners. This pool of capital is then used to invest in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. The pooled capital contributions are also used to pay fees and expenses associated with our organization and to fund a capital reserve.

Many of our investments are anticipated to be structured as full payout or operating equipment leases and loans. In addition, we invest by way of participation agreements and residual sharing agreements where we acquire an interest in a pool of equipment or other assets or rights to the equipment or other assets, at a future date. We also structure investments as project financings that are secured by, among other things, essential use equipment and/or assets. Finally, we use other investment structures, such as vendor and rental programs that our Investment Manager believes will provide us the appropriate level of security, collateralization, and flexibility to optimize our return on investment while protecting against downside risk. In most cases, the structure includes us holding title to or a priority position in the equipment or other assets.

Although the final composition of our portfolio cannot be determined at this stage, we expect to invest in equipment and other assets that are considered essential use or core to a business or operation in the agricultural, energy, environmental, medical, manufacturing, technology, and transportation industries. Our Investment Manager may identify other assets or industries that meet our investment objectives. We expect to invest in equipment, other assets, and project financings located primarily within the United States of America and the European Union but may also make investments in other parts of the world.

The life cycle of our fund is divided into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. Our Offering period commenced on August 11, 2016 and will last until the earlier of (i) August 11, 2018, which is two years from the commencement of our Offering Period, unless extended by our General Partner, from time to time, in its sole discretion, by up to an additional 12 months, or (ii) the date that we have raised $250,000,000. We are currently in negotiations with additional Selling Dealers to offer our Units for sale. We have been approved for sale under Blue Sky regulations in 49 states and the District of Columbia. During the Offering Period it is anticipated that the majority of our cash inflows will be derived from financing activities and be the direct result of capital contributions from Limited Partners.

During the Operating Period, we plan to make quarterly distributions of cash to our Limited Partners, if, in the opinion of our Investment Manager, such distributions are in our best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner).

From August 11, 2016 through December 31, 2016, we admitted 65 Limited Partners with total capital contributions of $3,325,481 resulting in the sale of 332,548.10 Units. We received cash contributions of $3,093,750 and applied $231,731 which would have otherwise been paid as sales commission to the purchase of 23,173.10 additional Units. During the period ended December 31, 2016, we paid an underwriting fee to Securities totaling $1,000.

A Limited Partner may not redeem their Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

At December 31, 2016, we had total assets of $2,496,572. Of this amount, $1,245,454 was for various investments: (i) $926,751 related to investments in finance leases and (ii) $318,703 related to investments in equipment subject to operating leases. For the period ended December 31, 2016, we had a net loss of $274,750.

At December 31, 2016, our investment portfolio consisted of the following transactions:

Computer Equipment

On October 6, 2016, the Partnership funded a lease facility of $680,020 for Apple computers to a private school in New York City. The finance lease requires 36 monthly payments of $17,402. The lessee made a down payment of $102,002 and the remainder amount was funded by the Partnership. The lease is secured by ownership of the equipment.

Furniture and Kitchen Equipment

On October 21, 2016, the Partnership funded a finance lease of $357,020 for an assortment of school furniture and kitchen equipment to a public charter school in New Jersey. The finance lease requires 36 monthly payments of $11,647 with the first and last payments due in advance. The lease is secured by a first position lien against the equipment.

Food Equipment

On October 18, 2016, the Partnership funded a lease facility of $318,882 for 16 pizza ovens to five separate lessees. Each lease has a 36 month term with various monthly payments. The lease is secured by ownership of the equipment and by a corporate guarantee of the parent of the lessees.

Segment Information

We are engaged in a single business segment, the ownership and investment in leased equipment, which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, we may also purchase equipment and sell it directly to our leasing customers.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors.

Other equipment finance companies and equipment manufacturers or their affiliated financing companies may be in a position to offer equipment to prospective customers on financial terms that are more favorable than those that we can offer. There are numerous other potential entities, including entities organized and managed similarly to us, seeking to make investments in leased equipment. Many of these potential competitors are larger and have greater financial resources than us.

We compete primarily on the basis of terms and structure, particularly on structuring flexible, responsive, and customized financing solutions for our customers. Our investments are often made directly rather than through competition in the open market. This approach limits the competition for our typical investment, which may enhance returns. We believe our investment model may represent the best way for individual investors to participate in investing in leased or financed equipment. Nevertheless, to the extent that our competitors compete aggressively on any combination of the foregoing factors, we could fail to achieve our investment objectives.

Employees

We have no direct employees. Our General Partner and/or our Investment Manager supervise and control our business affairs and service our investments.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and any amendments to those reports and our Current Reports on Form 8-K, if any, and any amendments to those reports are available free of charge on the SEC’s website at http://www.sec.gov or from our website at http://www.sqnia.com.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases, and we generate all our revenues in geographic areas in the United States of America. For additional information, refer to Part II. Item 8. Financial Statement and Supplementary Data, Note 11 Geographic Information in the notes to our financial statements included in this Annual Report on Form 10-K.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Units are not publicly traded, and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 26, 2017
General Partner	1
Limited Partners	92

We pay, at the sole discretion of our Investment Manager and contingent upon the availability of funds, quarterly cash distributions to each Limited Partner computed at 1.5% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution. While we did not pay any distributions during the period ended December 31, 2016, we declared and accrued our first quarterly distributions to our Limited Partners totaling approximately $40,100 and declared and accrued a distribution of approximately $401 for distributions due to our General Partner. As such, at December 31, 2016, we had distributions payable to our Limited Partners of approximately $40,100 and distributions payable to our General Partner of approximately $401.

We are required pursuant to Financial Industry Regulatory Authority, Inc. (“FINRA”) Rule 2310(b)(5) to disclose in each annual report distributed to our Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is the net investment amount, which is based on the “Net Offering Proceeds” percentage shown in our estimated use of proceeds table in the prospectus for our public offering. This estimated per Unit value is $9.10 per Unit at December 31, 2016. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this estimated value. There is no significant public trading market for our Units at this time and none is expected to develop. There can be no assurance that Limited Partners could receive $9.10 per Unit if such a market did exist and they sold their Units, or that they will be able to receive such amount for their Units in the future. At December 31, 2016, we were in our Offering Period which we began on August 11, 2016 and our Operating Period which we began on October 3, 2016.

We may continue to use the net investment amount as our estimated per Unit value until a date prior to March 2, 2019, 150 days following the second anniversary of breaking escrow in our offering, pursuant to FINRA rules. Upon the expiration of such period, or earlier if our General Partner so chooses, the estimated value of our Units will be based on a valuation performed at least annually. When conducting such valuation, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated per Unit value; provided, however, that the determination of the estimated per Unit value must be conducted by, or with the material assistance or confirmation of, a third party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. The valuation will be an estimate only, will be subject to various limitations and will be based on a number of assumptions and estimates that may or may not be accurate or complete. If we provide an estimated per Unit value of our Units based on a valuation prior to the conclusion of our offering, our General Partner may determine to modify the offering price to reflect the estimated value per Unit.

The redemption price we offer to repurchase our Units utilizes a different valuation methodology than that which we use to determine the current value of our Units for ERISA and FINRA purposes described above. Therefore, the $9.10 per Unit does not reflect the amount that a Limited Partner should expect to receive under our redemption plan. In addition, there can be no assurance that a Limited Partner will be able to redeem their Units under our redemption plan. A Limited Partner may not redeem their Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by any of our Limited Partners.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

Period Ended December 31, 2016
Total revenue	$38,855
Net loss	$(274,750)
Net loss allocable to Limited Partners	$(272,002)
Weighted average number of limited partnership interests outstanding	269,944.71
Net loss per weighted average number of limited partnership interests outstanding	$(1.01)
Distributions paid to Limited Partners	$40,088
Distributions per weighted average number of limited partnership interests outstanding	$0.15

December 31, 2016
Total assets	$2,496,572
Partners’ Equity	$2,282,661

Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “continue,” “further,” “seek,” “plan,” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We are a Delaware limited partnership formed on January 14, 2016. Our fund operates under a structure which we pool the capital invested by our partners. This pool of capital is then used to invest in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The pooled capital contributions are also used to pay fees and expenses associated with our organization and to fund a capital reserve.

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

We also intend to invest by way of loans, participation agreements and residual sharing agreements where we would acquire an interest in a pool of equipment or other assets, or rights to the equipment or other assets, at a future date. We also may structure investments as project financings that are secured by, among other things, essential use equipment and/or assets. Finally, we may use other investment structures that our Investment Manager believes will provide us with the appropriate level of security, collateralization, and flexibility to optimize our return on our investment while protecting against downside risk, such as vendor and rental programs. In many cases, the structure will include us holding title to or a priority or controlling position in the equipment or other asset.

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

We are currently in the Offering and Operating Period. The Offering Period will expire on the earlier of raising $250,000,000 in Limited Partner contributions (25,000,000 units at $10 per Unit) or August 11, 2018, which is two years from the date we were declared effective by the Securities and Exchange Commission (the “SEC”). unless extended by our General Partner, from time to time, in its sole discretion, by up to an additional 12 months. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating period began on the date we admitted our first Limited Partners, the initial closing, which occurred on October 3, 2016 and will last for four years from that date unless extended at the sole discretion of the General Partner. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

Our General Partner, our Investment Manager and their affiliates, including Securities in its capacity as our selling agent and certain non-affiliates (namely, Selling Dealers) receive fees and compensation from the offering of our Units, including the following, with any and all compensation paid to our General Partner solely in cash. We pay an underwriting fee of 2% of the gross proceeds of the offering (excluding proceeds, if any, we receive from the sale of our Units to our General Partner or its affiliates) to our selling agent or selling agents. While Securities initially acts as our exclusive selling agent, we may engage additional selling agents in the future. From these underwriting fees, a selling agent may pay Selling Dealers, a non-accountable marketing fee based upon such factors as the volume of sales of such Selling Dealers, the level of marketing support provided by such participating dealers and the assistance of such Selling Dealers in marketing the offering, or to reimburse representatives of such Selling Dealers for the costs and expenses of attending our educational conferences and seminars. This fee will vary, depending upon separately negotiated agreements with each Selling Dealer. In addition, we pay a sales commission to Selling Dealers up to 5% of the gross proceeds of this offering (excluding proceeds, if any, we receive from the sale of our Units to our General Partner or its affiliates).

Our General Partner receives an organizational and offering expense allowance of up to 1.5% of our offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our Units. The organizational and offering expense allowance will be paid out of the proceeds of the offering. The organizational and offering expense allowance will not exceed the actual fees and expenses incurred by our General Partner and its affiliates. Because organizational and offering expenses will be paid as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing.

During our Operating Period, our Investment Manager will receive a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made.

During our Operating Period and our Liquidation Period, our Investment Manager receives a management fee in an amount equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month.

Our General Partner will initially receive 1% of all distributed distributable cash. Our General Partner has a Promotional Interest in us equal to 20% of all distributed distributable cash after we have provided a return to our Limited Partners of their respective capital contributions plus an 8% per annum, compounded annually, cumulative return on their capital contributions.

Current Business Environment and Outlook

We believe that 2017 will continue to present attractive opportunities for equipment lease and asset finance investments. The Federal Reserve Board increased its benchmark interest rate in December, and is expected to further increase rates in 2017 making our financing more cost competitive with banks. While we expect interest rates to increase further during 2017, increases in interest rates generally result in increased returns on asset based investments. As lending institutions, such as banks, raise the interest rates they charge borrowers, the financing provided by us will become more cost competitive, and our market for potential investments will broaden. Although increase in interest rates will increase the cost of leverage, we do not expect a significant net effect on our gross margins because we do not plan on utilizing significant leverage in our portfolio. Our single investor leases and loans should benefit from any increase in interest rates over the long term. The competitive environment is firming up with a few large participants exiting the market, but with a growing number of well capitalized new participants prepared to absorb market share. As the market settles, we believe there is more opportunity than there has been in years to acquire seasoned portfolios of equipment leases and loans. We also believe that there may be opportunity for consolidation in the next year or two. Overall we think that businesses have a positive outlook for growth in 2017 and we anticipate capital asset and equipment acquisition will be an essential part of that growth.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2017 Equipment Leasing and Financing U.S. Economic Outlook” the U.S. economy’s growth in 2017 is poised to experience moderately strong growth of 2.7% while equipment and software investment should expand by about 3.0%. After a growth pause during the first half of 2016 in which low energy and commodity prices contributed to weak business confidence and investment, we believe that the U.S. economy appears to be back on solid footing. We believe that credit market conditions are healthy and are not expected to inhibit business investment or the equipment finance industry. While struggles for the energy, manufacturing and export sectors posed downward pressure on business investment in 2016, early indicators point to growth of 3.0% in equipment and software investment in 2017 according to Equipment Leasing and Finance Foundation’s “2017 Equipment Leasing and Financing U.S. Economic Outlook”. We believe that U.S. manufacturing activity will increase over the near term with support from the current administration. We also believe that materials handling equipment investment growth and medical equipment investment growth will remain stable and that all other industrial equipment investment growth will likely rebound. We also believe that railroad, aircraft and ship equipment investment growth will continue to strengthen, that trucks investment growth is poised to accelerate and that computers investment growth is likely to improve. While we do not anticipate making significant investment in these asset classes, we believe that the anticipated increases in investment growth in these classes will tie up substantial amount of capital of other asset finance companies.

While there was reduced equipment investment during the first three quarters of 2016, we believe that equipment investment began to rebound during the fourth quarter of 2016. We believe that the rebound in the energy sector is a key contributing factor towards the rebound in equipment investment. We believe that the rebound in the energy sector will benefit several equipment verticals and we also believe that most other verticals are also exhibiting positive signs and appear primed to improve during the first half of 2017.

Recent Significant Transactions

Computer Equipment

On October 6, 2016, the Partnership funded a lease facility of $680,020 for Apple computers to a private school in New York City. The finance lease requires 36 monthly payments of $17,402. The lessee made a down payment of $102,002 and the remainder amount was funded by the Partnership. The lease is secured by ownership of the equipment.

Furniture and Kitchen Equipment

On October 21, 2016, the Partnership funded a finance lease of $357,020 for an assortment of school furniture and kitchen equipment to a public charter school in New Jersey. The finance lease requires 36 monthly payments of $11,647 with the first and last payments due in advance. The lease is secured by a first position lien against the equipment.

Food Equipment

On October 18, 2016, the Partnership funded a lease facility of $318,882 for 16 pizza ovens to five separate lessees. Each lease has a 36 month term with various monthly payments. The lease is secured by ownership of the equipment and by a corporate guarantee of the parent of the lessees.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates will primarily include the determination of allowance for notes and leases, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, which is determined at lease inception, based upon the terms of each lease, or when there are significant changes to the lease terms. We capitalize initial direct costs associated with the origination and funding of lease assets. Initial direct costs include both internal costs (e.g., labor and overhead), if any, and external broker fees incurred with the lease origination. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense. For a finance lease, initial direct costs are capitalized and amortized over the lease term using the effective interest rate method. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease, if any, and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on the straight-line basis over the lease term. Billed operating lease receivables are included in accounts receivable until collected. Accounts receivable is stated at its estimated net realizable value. Deferred revenue is the difference between the timing of the receivables billed and the income recognized on the straight-line basis.

Our Investment Manager has an investment committee that approves each new equipment lease and other financing transaction. As part of its process, the investment committee determines the residual value, if any, to be used once the investment has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease, the industry in which the potential lessee operates and the secondary market value of the equipment. Residual values are reviewed for impairment in accordance with our impairment review policy.

The residual value assumes, among other things, that the asset will be utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Asset Impairments

The significant assets in our investment portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash in-flows expected to be generated by an asset less the future out-flows expected to be necessary to obtain those in-flows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Equipment Notes and Loans Receivable

Equipment notes and loans receivable are reported in our balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased notes and loans. Costs to originated notes, if any, are reported as other assets in our balance sheets. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. We are currently in the process of evaluating the impact of the adoption of ASU 2016-15 on our financial statements.

In February 2016, FASB issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Amendments to Leases Analysis), effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of this guidance on our financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Business Overview

Our Offering period commenced on August 11, 2016 and will last until the earlier of (i) August 11, 2018, which is two years from the commencement of our Offering Period, unless extended by our General Partner, from time to time, in its sole discretion, by up to an additional 12 months, or (ii) the date that we have raised $250,000,000. We are currently in negotiations with additional Selling Dealers to offer our Units for sale. We have been approved for sale under Blue Sky regulations in 49 states and the District of Columbia. During the Offering Period it is anticipated that the majority of our cash inflows will be derived from financing activities and be the direct result of capital contributions from Limited Partners.

During our Operating Period, which began on October 3, 2016, the date of our initial closing, we will use the majority of our net offering proceeds from Limited Partner capital contributions to acquire our initial investments. As our investments mature, we anticipate reinvesting the cash proceeds in additional investments in leased equipment and financing transactions, to the extent that the cash will not be needed for expenses, reserves and distributions to our Limited Partners. During this time-frame we expect both rental income and finance income to increase substantially as well as related expenses such as depreciation and amortization. During the Operating Period, we believe the majority of our cash outflows will be from investing activities as we acquire additional investments and to a lesser extend from financing activities from our paying quarterly distributions to our Limited Partners. Our cash flow from operations is expected to increase, primarily from the collection of rental and interest payments.

Results of Operations for the Period Ended December 31, 2016

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period, we expect to generate the majority of our cash inflow from financing activities though the sale of our Units to investors. Through December 31, 2016, we admitted 65 Limited Partners with total capital contributions of $3,325,481 resulting in the sale of 332,548.10 Units. We received cash contributions of $3,093,750 and applied $231,731 which would have otherwise been paid as sales commission to the purchase of 23,173.10 additional Units.

We have also entered our Operating Period, which is defined as the period in which we invest the net proceeds from the Offering Period into business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we anticipate substantial cash outflows from investing activities as we acquire leased and financed equipment. We also expect our operating activities to generate cash inflows during this time as we collect rental payments from the leased and financed assets we acquire.

Our revenue for the period ended December 31, 2016 is summarized as follows:

Period Ended December 31, 2016
Revenue:
Rental income	$18,171
Finance income	20,368
Other income	316
Total Revenue	$38,855

For the period ended December 31, 2016, we earned $18,171 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $75,500 and recognized $20,368 in finance income from two finance leases during the same period. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2017.

Our expenses for the period ended December 31, 2016 are summarized as follows:

Period Ended December 31, 2016
Expenses:
Management fees — Investment Manager	$183,468
Depreciation	16,123
Professional fees	76,664
Administration expense	35,320
Other expenses	2,030
Total Expenses	$313,605

For the period ended December 31, 2016, we incurred $313,605 in total expenses. We paid $183,468 in management fees to our Investment Manager during the period ended December 31, 2016. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $16,123 in depreciation expense and $35,320 in administration expense. We also incurred $76,664 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

Net Loss

As a result of the factors discussed above, we reported a net loss for the period ended December 31, 2016 of $274,750.

Liquidity and Capital Resources

Sources and Uses of Cash

Period Ended December 31, 2016
Cash provided by (used in):
Operating activities	$(101,247)
Investing activities	$(1,316,708)
Financing activities	$2,669,073

Sources of Liquidity

We are currently in both our Offering Period and our Operating Period. The Offering Period is the time frame in which we raise capital contributions from Limited Partners through the sale of our Units. As such, we expect that during our Offering Period a substantial portion of our cash inflows will be from financing activities. The Operating Period is the time frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a substantial portion of our cash out-flows will be for investing activities. We believe that cash inflows will be sufficient to finance our liquidity requirements for the foreseeable future, including quarterly distributions to our Limited Partners, general and administrative expenses, fees paid to our Investment Manager and new investment opportunities.

Operating Activities

Cash used in operating activities for the period ended December 31, 2016 was $101,247 and was primarily driven by the following factors; a net loss for the period ended December 31, 2016 of approximately $275,000 and finance income of approximately $20,000. Offsetting these fluctuations was depreciation expense of approximately $16,000, receipt of approximately $75,500 in minimum rental payments from finance leases acquired during the period, an increase of accounts payable of approximately $91,000 and an increase of deferred revenue of approximately $12,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

Investing Activities

Cash used in investing activities was $1,316,708 for the period ended December 31, 2016, which consisted of approximately $982,000 and $335,000 that we paid for the purchase of equipment subject to finance leases and operating leases, respectively.

Financing Activities

Cash provided by financing activities for the period ended December 31, 2016 was $2,669,073 and was primarily due to cash proceeds received of approximately $3,094,000 from the sale of our Units to Limited Partners and approximately $70,000 from subscriptions received in advance. Offsetting this increase were payments of approximately $496,000 for organizational and offering costs and underwriting fees of $1,000.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed. While we did not pay any distributions during the period ended December 31, 2016, we declared and accrued our first quarterly distributions to our Limited Partners totaling approximately $40,100 and declared and accrued a distribution of approximately $401 for distributions due to our General Partner. As such, at December 31, 2016, we had distributions payable to our Limited Partners of approximately $40,100 and distributions payable to our General Partner of approximately $401.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitment and Contingencies

Our income, losses and distributions are allocated 99% to our Limited Partners and 1% to our General Partner until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 80% to our Limited Partners and 20% to our General Partner.

We enter into contracts that contain a variety of indemnifications. Our maximum exposure under these arrangements is not known.

In the normal course of business, we enter into contracts of various types, including lease contracts, contracts for the sale or purchase of leased assets, loan agreements and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations, to also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of our General Partner and our Investment Manager, no liability will arise as a result of these provisions. Should any such indemnification obligation become payable, we would separately record and/or disclose such liability in accordance with accounting principles generally accepted in the United States of America.

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

From January 1, 2017 through March 26, 2017, we admitted an additional 27 Limited Partners with total cash contributions of $1,009,600, total capital contributions of $1,019,295 and 101,929.51 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $18,792 and $42,775, respectively.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment owned by us. We believe that our exposure to other market risks, including commodity risk and equity price risk, are insignificant at this time to both our financial position and our results of operations.

We currently have no debt on the portfolio level and do not anticipate taking on any debt for the foreseeable future. Our Investment Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not believe that we will experience any material adverse impact on our cash flows should credit conditions in general remain the same or deteriorate.

We manage our exposure to equipment and residual risk by monitoring the markets our equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

SQN Asset Income Fund V, L.P.

New York, New York

We have audited the accompanying balance sheets of SQN Asset Income Fund V, L.P. (the “Partnership”) as of December 31, 2016, and the related statements of operations, changes in partners’ equity, and cash flows for the period from January 14, 2016 (Inception) to December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SQN Asset Income Fund V, L.P. as of December 31, 2016 and the results of their operations and cash flows for the period from January 14, 2016 (Inception) to December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

New York, New York
March 31, 2017

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Balance Sheet

December 31, 2016
Assets

Cash and cash equivalents	$1,180,918
Restricted cash	70,200
Investments in finance leases, net	926,751
Investments in equipment subject to operating leases, net	318,703
Total Assets	$2,496,572

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$90,602
Loan payable	1,000
Distributions payable to Limited Partners	40,088
Distributions payable to General Partner	401
Subscriptions received in advance	70,173
Deferred revenue	11,647
Total Liabilities	213,911

Partners’ Equity:
Limited Partners	2,285,710
General Partner	(3,049)
Total Equity	2,282,661
Total Liabilities and Partners’ Equity	$2,496,572

The accompanying notes are an integral part of these financial statements.

SQN Asset Income Fund V, L.P.

Statement of Operations

For the Period from January 14, 2016 (Inception) to December 31, 2016

Revenue
Rental income	$18,171
Finance income	20,368
Other income	316
Total Revenue	38,855

Expenses
Management fees - Investment Manager	183,468
Depreciation	16,123
Professional fees	76,664
Administration expense	35,320
Other expense	2,030
Total Expenses	313,605
Net loss	$(274,750)

Net loss attributable to the Partnership
Limited Partners	$(272,002)
General Partner	(2,748)
Net loss attributable to the Partnership	$(274,750)

Weighted average number of limited partnership interests outstanding	269,944.71

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(1.01)

The accompanying notes are an integral part of these financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Statement of Changes in Partners’ Equity

For the Period from January 14, 2016 (Inception) to December 31, 2016

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners
Balance, January 14, 2016	-	$-	$-	$-

Partners’ capital contributions	332,548.10	3,326,581	100	3,326,481
Offering expenses	-	(495,950)	-	(495,950)
Underwriting fees	-	(232,731)	-	(232,731)
Net loss	-	(274,750)	(2,748)	(272,002)
Distributions to partners	-	(40,489)	(401)	(40,088)

Balance, December 31, 2016	332,548.10	$2,282,661	$(3,049)	$2,285,710

The accompanying notes are an integral part of these financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Statement of Cash Flows

For the Period from January 14, 2016 (Inception) to December 31, 2016

Cash flows used in operating activities:
Net loss	$(274,750)

Adjustments to reconcile net loss to net cash used in operating activities:
Finance income	(20,368)
Depreciation	16,123
Change in operating assets and liabilities:
Minimum rents receivable	75,499
Accounts payable and accrued liabilities	90,602
Deferred revenue	11,647
Net cash used in operating activities	(101,247)

Cash flows used in investing activities:
Purchase of finance leases	(981,882)
Purchase of equipment subject to operating leases	(334,826)
Net cash used in investing activities	(1,316,708)

Cash flows from financing activities:
Cash received from loan payable	1,000
Cash received from Limited Partner capital contributions	3,094,750
Cash received from General Partner capital contribution	100
Cash paid for underwriting fees	(1,000)
Cash paid for offering costs	(495,950)
Cash received from subscriptions received in advance	70,173
Net cash provided by financing activities	2,669,073

Net increase in cash and cash equivalents	1,251,118
Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$1,251,118

Supplemental disclosure of non-cash investing and financing activities:
Offering expenses paid by Investment Manager	$495,950
Units issued as underwriting fee discount	$231,731
Distributions payable to General Partner	$401
Distributions payable to Limited Partners	$40,088

The accompanying notes are an integral part of these financial statements.

SQN Asset Income Fund V, L.P.

Notes to Financial Statements

December 31, 2016

1. Organization and Nature of Operations

Organization — SQN Asset Income Fund V, L.P. (the “Partnership”) was formed on January 14, 2016, as a Delaware limited partnership and is engaged in a single business segment, the ownership and investment in leased equipment and related financings which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. The Partnership will terminate no later than December 31, 2040.

Nature of Operations — The principal investment strategy of the Partnership is to invest in business-essential, revenue-producing (or cost-savings) equipment or other physical assets with high in-place value and long, relative to the investment term, economic life and other financings. The Partnership executes its investment strategy by making investments in equipment already subject to lease or originating equipment leases and loans in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financings; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership may use other investment structures that SQN Investment Advisors, LLC (the “Investment Manager”) believes will provide the Partnership with an appropriate level of security, collateralization, and flexibility to optimize its return on its investment while protecting against downside risk. In many cases, the structure will include the Partnership holding title to or a priority or controlling position in the equipment or other asset.

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

The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership expects to conduct its activities for at least six years and divide the Partnership’s life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period began on August 11, 2016, will terminate no later than two years after that date, unless extended by the General Partner, from time to time, in its sole discretion, by up to an additional 12 months. The Operating Period commenced on October 3, 2016, the date of the Partnership’s initial closing, and will last for four years unless extended at the sole discretion of the General Partner. During the Operating Period, the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. The General Partner may extend the Offering Period, from time to time, in its sole discretion, by up to an additional 12 months. The General Partner may also extend the Operating Period and subsequent Liquidation Period in its sole discretion.

SQN Securities, LLC (“Securities”), is a Delaware limited liability company, is affiliated with the General Partner. Securities will act initially as the selling agent for the offering of the units. The units are offered on a “best efforts,” “minimum-maximum” basis. Unless extended by the General Partner, from time to time, in its sole discretion, for up to an additional 12 months, the offering will terminate on the date that is two years from the date of August 11, 2016.

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). On December 31, 2016, the Partnership declared and accrued its first quarterly distribution to its Limited Partners totaling $40,088 which resulted in a distributions payable to Limited Partners of $40,088 at December 31, 2016. The Partnership did not make a cash distribution to the General Partner during the period ended December 31, 2016 and accrued $401 for distributions due to the General Partner which resulted in distributions payable to the General Partner of $401 at December 31, 2016.

From August 11, 2016 through December 31, 2016, the Partnership admitted 65 Limited Partners with total capital contributions of $3,325,481 resulting in the sale of 332,548.10 Units. The Partnership received cash contributions of $3,093,750 and applied $231,731 which would have otherwise been paid as sales commission to the purchase of 23,173.10 additional Units.

2. Summary of Significant Accounting Policies

Basis of Presentation — The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful lease, notes and loan accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

Cash and Cash Equivalents — The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts maintained at financial institutions.

The Partnership’s cash and cash equivalents are held principally at one financial institution and at times may exceed federally insured limits. The Partnership has placed these funds in a full service commercial financial institution in order to minimize risk relating to exceeding insured limits.

Restricted Cash — Restricted cash primarily consists of cash held in an escrow account from subscriptions received in advance which will be released subject to the receipt and acceptance by the General Partner.

Credit Risk — In the normal course of business, the Partnership is exposed to credit risk. Credit risk is the risk that the Partnership’s counterparty to an agreement either has an inability or unwillingness to make contractually required payments. The Partnership expects concentrations of credit risk with respect to lessees to be dispersed across different industry segments and different regions of the world.

Asset Impairments — Assets in the Partnership’s investment portfolio, which are considered long-lived assets, are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and is recorded in the statement of operations in the period the determination is made. The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to recover the carrying value of the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Lease Classification and Revenue Recognition — The Partnership records revenue based upon the lease classification determined at the inception of the transaction and based upon the terms of the lease or when there are significant changes to the lease terms.

The Partnership leases equipment to third parties and each such lease may be classified as either a finance lease or an operating lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated.

For finance leases, the Partnership records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment upon lease termination, the initial direct costs, if any, related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on the straight line basis over the lease term. Billed and uncollected operating lease receivables will be included in accounts receivable. Accounts receivable are stated at their estimated net realizable value. Rental income received in advance is the difference between the timing of the cash payments and the income recognized on the straight line basis.

The investment committee of the Investment Manager approves each new equipment lease, financing transaction, and lease acquisition. As part of this process it determines the unguaranteed residual value, if any, to be used once the acquisition has been approved. The factors considered in determining the unguaranteed residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees’ business, the length of the lease the industry in which the potential lessee operates and the secondary market value of the equipment. Unguaranteed residual values are reviewed for impairment in accordance with the Partnership’s policy relating to impairment review.

The residual value assumes, among other things, that the asset will be utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded, and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2016, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

Equipment Notes and Loans Receivable — Equipment notes and loans receivable are reported in the financial statements as the outstanding principal balance net of any unamortized deferred fees, and premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the financial statements and amortized to expense over the estimated life of the loan. Income is recognized over the life of the note agreement. On certain equipment notes and loans receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due and all unpaid accrued interest is reversed. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership has adopted the provisions of Financial Accounting Standards Board’s Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the year ended December 31, 2016, and does not expect any material adjustments to be made. The tax year 2016 remains open to examination by the major taxing jurisdictions to which the Partnership is subject.

Per Share Data — Net income or loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding is calculated as follows; the net income or loss allocable to the Limited Partners divided by the weighted average number of limited partnership interests outstanding during the period.

Foreign Currency Transactions — The Partnership has designated the United States of America dollar as the functional currency for the Partnership’s investments denominated in foreign currencies. Accordingly, certain assets and liabilities are translated at either the reporting period exchange rates or the historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all transaction gains or losses are reflected in the statements of operations.

Depreciation — The Partnership records depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the Partnership first determines the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is the Partnership’s estimate of the value of the equipment at lease termination. Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership is currently in the process of evaluating the impact of the adoption of ASU 2016-15 on its financial statements.

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Amendments to Leases Analysis), effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the financial statements.

3. Related Party Transactions

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at December 31, 2016.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the period ended December 31, 2016, the Partnership paid $183,468 in management fee expense to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the period ended December 31, 2016, the Partnership paid $18,857 of structuring fees to the Investment Manager.

Securities is a Delaware limited liability company and is majority-owned subsidiary of an affiliate of the Partnership’s Investment Manager. Securities in its capacity as the Partnership’s selling agent receives an underwriting fee of 2% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, the Partnership receives from the sale of the Partnership’s Units to the General Partner or its affiliates). While Securities is initially acting as the Partnership’s exclusive selling agent, the Partnership may engage additional selling agents in the future.

For the period ended December 31, 2016, the Partnership incurred the following transactions with Securities:

Balance - beginning of period	$—
Underwriting fees earned by Securities	1,000
Payments by the Partnership to Securities	(1,000)

Balance - end of period	$—

For the period ended December 31, 2016, the Partnership incurred the following underwriting fee transactions:

Underwriting discount incurred by the Partnership	$231,731
Underwriting fees earned by Securities	1,000
Underwriting fees paid to outside brokers	—
Total underwriting fees	$232,731

4. Investments in Finance Leases

At December 31, 2016, net investments in finance leases consisted of the following:

Minimum rents receivable	$970,258
Estimated unguaranteed residual value	68,002
Unearned income	(111,509)

$926,751

Computer Equipment

On October 6, 2016, the Partnership funded a lease facility of $680,020 for Apple computers to a private school in New York City. The finance lease requires 36 monthly payments of $17,402. The lessee made a down payment of $102,002 and the remainder amount was funded by the Partnership. The lease is secured by ownership of the equipment.

Furniture and Kitchen Equipment

On October 21, 2016, the Partnership funded a finance lease of $357,020 for an assortment of school furniture and kitchen equipment to a public charter school in New Jersey. The finance lease requires 36 monthly payments of $11,647 with the first and last payments due in advance. The lease is secured by a first position lien against the equipment.

5. Investment in Equipment Subject to Operating Leases

On October 18, 2016, the Partnership funded a lease facility of $318,882 for 16 pizza ovens to five separate lessees. Each lease has a 36 month term with various monthly payments. The lease is secured by ownership of the equipment and by a corporate guarantee of the parent of the lessees.

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2016 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Food equipment	$334,826	$16,123	$318,703
	$334,826	$16,123	$318,703

Depreciation expense for the period ended December 31, 2016 was $16,123.

6. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

As of December 31, 2016, the Partnership evaluated the carrying values of its financial instruments and they approximate fair value.

7. Income Tax Reconciliation (unaudited)

As of December 31, 2016, total Partners’ Equity included in the financial statements was $2,282,661. As of December 31, 2016, total Partners’ equity for federal income tax purposes was $2,778,604. The primary differences are organizational and offering expenses and distribution expenses, which are a reduction in Limited Partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes and differences in depreciation and amortization for financial reporting purposes and federal income tax purposes.

The following table reconciles the net loss for financial statement reporting purposes to the net loss for federal income tax purposes for the period ended December 31, 2016:

For the Period Ended December 31, 2016
Net loss per financial statements	$(274,750)
Depreciation and amortization	(159,666)
Advanced rental payments	11,647

Net income (loss) for federal income tax purposes	$(422,769)

8. Indemnifications

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, loan agreements and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations, to also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner and the Investment Manager, no liability will arise as a result of these provisions. The General Partner and Investment Manager knows of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with U.S. GAAP.

9. Selected Quarterly Financial Data

The following table is a summary of selected financial data, by quarter:

	Quarterly Information (unaudited)				Period Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2016
Total revenue	$—	$—	$—	$38,855	$38,855

Net loss allocable to Limited Partners	$—	$—	$—	$(272,002)	$(272,002)
Weighted average number of limited partnership interests outstanding	—	—	—	269,944.71	269,944.71
Net loss attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$—	$—	$—	$(1.01)	$(1.01)

10. Business Concentrations

For the period ended December 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the period ended December 31, 2016, the Partnership had two leases which accounted for approximately 66% and 34% of the Partnership’s income derived from finance leases.

At December 31, 2016, the Partnership had two lessees which accounted for approximately 62% and 38% of the Partnership’s investment in finance leases. At December 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases.

11. Geographic Information

Geographic information for revenue for the period ended December 31, 2016 was as follows:

	United States	Total
Revenue:
Rental income	$18,171	$18,171
Finance income	$20,368	$20,368

Geographic information for long-lived assets at December 31, 2016 was as follows:

	United States	Total
Long-lived assets:
Investment in finance leases, net	$926,751	$926,751
Investments in equipment subject to operating leases, net	$318,703	$318,703

12. Commitments and Contingencies

As of December 31, 2016, the Partnership does not have any unfunded commitments for any investments.

13. Subsequent Events

From January 1, 2017 through March 26, 2017, the Partnership admitted an additional 27 Limited Partners with total cash contributions of $1,009,600, total capital contributions of $1,019,295 and 101,929.51 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $18,792 and $42,775, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2016, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of December 31, 2016. Based on the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our General Partner’s disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

In designing and evaluating our General Partner’s disclosure controls and procedures, our General Partner recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our General Partner’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our General Partner’s Chief Executive Officer and Chief Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our General Partner’s internal controls system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, conducted an evaluation of the effectiveness of our General Partner’s internal control over financial reporting as of December 31, 2016 based on the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on their assessment, our General Partner’s management concluded that, as of December 31, 2016, its internal control over financial reporting was effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our General Partner’s internal control over financial reporting during the period ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our General Partner

Our General Partner is SQN AIF V GP, LLC, a Delaware limited liability company and was formed in January 2016. The sole member of our General Partner is SQN Investment Advisors, LLC, our Investment Manager. The executive officers of our General Partner are as follows:

Name	Age	Position
Claudine Aquillon	52	Chief Executive Officer and Chief Operating Officer
Michael Miroshnikov	34	President and Chief Compliance Officer
Joshua Yifat	44	Chief Financial Officer
Michael C. Ponticello	38	Executive Vice President
Carmine Cozelino	40	Senior Vice President

Biographical information regarding the officers and directors of our General Partner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager is SQN Investment Advisors, LLC, a Delaware limited liability company that was formed in March 2016 to act as the manager of direct participation programs and its managing directors and executive officers will be responsible for selecting, managing and disposing of our assets, equipment and leases. In this regard, after we receive the minimum offering proceeds and hold our initial closing, we intend to enter into the Management, Origination and Servicing Agreement under which our Investment Manager will originate leases and other investments for us, and our Investment Manager will service our portfolio of leases and other investments. Our Investment Manager is responsible for all aspects of the performance by its affiliates of services necessary to our operation and for the facilities, personnel, equipment, financial and other resources used by its affiliates in the performance of those services. The executive officers of our Investment Manager are as follows:

Name	Age	Position
Claudine Aquillon	52	Chief Executive Officer and Chief Operating Officer
Michael Miroshnikov	34	President and Chief Compliance Officer
Joshua Yifat	44	Chief Financial Officer
Michael C. Ponticello	38	Executive Vice President
Carmine Cozelino	40	Senior Vice President
Jeremiah J. Silkowski	42	Advisor to investment committee

Claudine Aquillon has served as Chief Executive Officer and Chief Operating Officer of our General Partner and our Investment Manager since inception. Ms. Aquillon joined SQN Capital Management, LLC in September 2014 as its Chief Operating Officer. Ms. Aquillon brings over 25 years of operations experience, in both the public and private sectors, to our Investment Manager. During her career in the financial services industry, Ms. Aquillon has served in multiple senior management and director positions at independent leasing companies, international banks, and financial consulting and due diligence firms where her primary responsibility was to oversee and manage the administrative, financial, legal, operational and risk functions. Prior to joining SQN Capital Management, LLC, Ms. Aquillon was the Operations Officer for JMAC Partners, LLC from February 2014 to September 2014; prior to that time she was the Vice President – Risk for Morgan Stanley from June 2011 to February 2014. Ms. Aquillon also brings mergers & acquisition experience, having been part of a team that structured multiple successful acquisitions in the banking and financial services industry. Ms. Aquillon received her B.A. in Business Administration & Finance from Bradford College and has a Master Black Belt in Six Sigma.

Michael Miroshnikov has served as President and Chief Compliance Officer of our General Partner and our Investment Manager since inception. Mr. Miroshnikov was a founder of SQN Capital Management, LLC and, since 2013, has spearheaded the growth and development of SQN Capital Management LLC’s acquisition and origination division. Mr. Miroshnikov is also Managing Director of SQN Venture Partners, a manager of a venture debt fund. Mr. Miroshnikov served as an investment committee member for SQN SOF, SQN III and SQN IV. Mr. Miroshnikov began his career in the equipment leasing and finance industry in 2002. Since 2007, Mr. Miroshnikov has played an integral role at SQN Capital Management, LLC in a variety of capacities including operations, compliance, acquisitions and executive management. Mr. Miroshnikov possesses a specific expertise in technology, manufacturing, medical, marine, energy and aviation assets and the respective industries. In 2005, he graduated Cum Laude with a B.A. in Investment Finance from the Zicklin School of Business at Baruch College and in 2009 received a Juris Doctorate degree from Brooklyn Law School. He also holds Series 7, 24, and 63 licenses.

Joshua Yifat has served as Chief Financial Officer of our General Partner and our Investment Manager since July 1, 2016. Mr. Yifat has over eighteen years of business finance, accounting, tax and corporate auditing experience, including positions at Morgan Stanley Smith Barney, KPMG LLP, along with other regional accounting firms. He has extensive experience in the alternative investments industry including hedge funds and private equity funds. From September 2014 through June 2016, Mr. Yifat served as a consultant chief financial officer with a CFO outsourcing firm, The CFO Squad, providing CFO strategies and services to various small to mid-sized publicly traded companies and alternative investments funds. Prior to that, from May 2011 through January 2014, Mr. Yifat was the chief financial officer of Infinity Augmented Reality, Inc., a publicly traded company on the OTC, where he provided multi-functional executive leadership on accounting, finances, operations and investor/shareholder relations. Prior to that, from December 2007 through April 2011, Mr. Yifat was a Vice President of the Managed Futures Group at Morgan Stanley Smith Barney, where he supervised 40 managed futures funds with assets under management in excess of $6.5 billion. Prior to Morgan Stanley Smith Barney, Mr. Yifat spent 8 years with various accounting firms as senior auditor within the financial services group. Mr. Yifat holds a B.S. from Touro College.

Michael C. Ponticello has served as Executive Vice President of our General Partner and our Investment Manager since inception. Mr. Ponticello is a founder of SQN Capital Management, LLC and has led its capital raising efforts through the Independent Broker-Dealer and Registered Investment Advisor channels since its inception. Since 2007, Mr. Ponticello has played an integral role at SQN Capital Management, LLC, including serving as its Executive Vice President and National Sales Manager. Mr. Ponticello was also responsible for the establishment and development of our initial exclusive selling agent, SQN Securities, LLC, and serves as its President. Mr. Ponticello is also Managing Director of SQN Venture Partners, a manager of a venture debt fund. Mr. Ponticello started his career in equipment leasing and asset finance in 2001 at an alternative investment firm. Mr. Ponticello serves as a Board member and Director of The Alternative & Direct Investment Securities Association (ADISA), a national trade association of decision makers who influence over 30,000 professionals involved in alternative investments, primarily non-traded alternatives. Mr. Ponticello received his B.A. from the Zicklin School of Business at Baruch College. He also holds Series 7, 24, and 63 licenses.

Carmine Cozelino has served as Senior Vice President of our General Partner and our Investment Manager since inception. Mr. Cozelino joined SQN Capital Management, LLC. and SQN Securities, LLC in 2014 and serves as Senior Vice President of each of those entities. Mr. Cozelino brings a diverse professional background to our Investment Manager. His key attribute is an in-depth knowledge of sales and marketing with a focus on product structuring, working with non-traded investments including asset backed financing, specializing in equipment finance and real estate. Prior to joining SQN Capital Management, LLC and SQN Securities, LLC, Mr. Cozelino most recently served as Vice President Product Specialist with ICON Investments focusing on non-traded equipment funds. He also served as Vice President and National Sales Desk Manager with ICON Investments where he held multiple sales leadership roles since 2008. Prior to that time, Mr. Cozelino was a Senior Regional Consultant with Alliance Bernstein charged with mutual fund and separately managed account distribution across the Midwest, working with Registered Investment Advisors, wire houses, and independent Broker-Dealer representatives. Mr. Cozelino received his B.A. in Political Science and International Affairs from Hofstra University and holds Series 7, 39 and 63 Licenses.

Jeremiah Silkowski serves as an advisor to our Investment Manager and its investment committee. Mr. Silkowski has over twenty-four years of experience in equipment leasing and asset financing as it relates to investment management. He began his career in 1991 with a company that grew to be the largest independent private equipment fund manager in the United States. In 2007, Mr. Silkowski formed SQN Capital Management, LLC to manage asset finance and equipment leasing investment funds for a diverse group of investors. Mr. Silkowski is the Chief Executive Officer of SQN Capital Management, LLC, which, in addition to serving as investment manager for the world’s only publicly traded diversified equipment leasing and asset financing investment fund, provides equity raising and investment management services to the Prior Funds and institutional accounts through the United States. Mr. Silkowski holds Series 7, 24, and 63 licenses.

Code of Business Conduct and Ethics

We do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by our General Partner that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may request a copy of this code of ethics from our General Partner at SQN AIF V GP, LLC,

We are not required to and do not have an independent audit committee or a financial expert.

Item 11. Executive Compensation

We do not pay the officers or directors of our General Partner, our Investment Manager or their affiliates any compensation. However, we will pay our General Partner, our Investment Manager and their affiliate’s fees and reimburse certain of their expenses incurred on our behalf. These expense reimbursements include reimbursing our General Partner, our Investment Manager and their affiliate’s for certain costs incurred on our behalf, including the cost of personnel, other than controlling persons of our General Partner, our Investment Manager and their affiliates, who will perform administration, accounting, secretarial, transfer and other services required by us. These individuals also will perform similar services for our General Partner, our Investment Manager or their affiliates and other affiliated investment programs, including our Investment Manager’s prior equipment leasing and finance programs, as well as investment programs to be formed in the future by our General Partner and its affiliates. We entered into an agreement which provides that expense reimbursements paid by us to our General Partner, our Investment Manager and their affiliates must be limited to the lesser of their actual cost or the cost of comparable services from third-parties. We expect that we will allocate the cost of compensation and benefits of our General Partner’s officers, the officers and employees of our Investment Manager, and the officers and employees of their affiliates, excluding expenses allocable to their controlling persons, based on the amount of their business time spent on our business.

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Period Ended December 31, 2016
SQN Investment Advisors, LLC	Investment Manager	Management fees (1)	$183,468
SQN Securities, LLC	Dealer—Manager	Underwriting expense (2)	1,000
			$184,468

(1)	Amount charged directly to operations.

(2)	Amount charged directly to partners’ equity.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partner’s capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partner’s capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not make a cash distribution to our General Partner during the period ended December 31, 2016. As of December 31, 2016, we accrued $401 for distributions payable to our General Partner. For the period ended December 31, 2016, the General Partner’s 1% interest in our net loss was $2,748.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

a	We do not have any securities authorized for issuance under any equity compensation plan.
b	We have 2 Limited Partners who own 25.87% of our Units at December 31, 2016.
c.	As of March 31, 2017, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.
d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information regarding executive compensation and related party transactions refer to Part III Item 11. Executive Compensation and Part II Item. 8. Financial Statements and Supplementary Data, Note 3. Related Party Transactions in our consolidated financial statements for a discussion of our related party transactions.

Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq Stock Market’s definition of “independent director” in evaluating whether any of our General Partner’s and Investment Manager’s directors are independent. Under this definition, the board of directors of both our General Partner and our Investment Manager has determined that they do not have any independent directors, nor are we required to have any.

Item 14. Principal Accounting Fees and Services

During the period ended December 31, 2016 our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non—audit services rendered by Baker Tilly Virchow Krause LLP, for the period ended December 31, 2016:

Description of fees	Period Ended December 31, 2016
Audit fees (1)	$59,164
Tax compliance fees	17,500

$76,664

(1)	Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1)	Documents filed as part of this Report.

	a)	The following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

		i)	Report of Independent Registered Public Accounting Firm
		ii)	Balance Sheet at December 31, 2016
		iii)	Statement of Operations for the period from January 14, 2016 (Inception) to December 31, 2016
		iv)	Statement of Changes in Partners’ Equity for the period from January 14, 2016 (Inception) to December 31, 2016
		v)	Statement of Cash Flows for the period from January 14, 2016 (Inception) to December 31, 2016
		vi)	Notes to Financial Statements for the period from January 14, 2016 (Inception) to December 31, 2016

	b)	Listing of Exhibits:

31.1. Certification of Michael Miroshnikov, President and Chief Compliance Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2. Certification of Joshua Yifat, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1. Certification of Michael Miroshnikov, President and Chief Compliance Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2. Certification of Joshua Yifat, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following financial statements from SQN Asset Income Fund V L.P.’s annual report on Form 10-K for the period ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-211626

SQN AIF V GP, LLC

General Partner of the Registrant

March 31, 2017

/s/ Michael Miiroshnikov
Michael Miroshnikov
President and Chief Compliance Officer
(Principal Executive Officer)

