Form 10-Q
period 2017-03-31
SQN Asset Income Fund V, L.P.
filed 2017-05-12
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At May 11, 2017 there were 546,964.51 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Asset Income Fund V, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
Assets

Cash and cash equivalents	$1,857,055	$1,180,918
Restricted cash	-	70,200
Investments in finance leases, net	859,908	926,751
Investments in equipment subject to operating leases, net	294,821	318,703
Other assets	158,792	-
Total Assets	$3,170,576	$2,496,572

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$207,250	$90,602
Loan payable	-	1,000
Distributions payable to Limited Partners	56,263	40,088
Distributions payable to General Partner	964	401
Subscriptions received in advance	-	70,173
Deferred revenue	11,647	11,647
Total Liabilities	276,124	213,911

Partners’ Equity:
Limited Partners	2,901,207	2,285,710
General Partner	(6,755)	(3,049)
Total Equity	2,894,452	2,282,661
Total Liabilities and Partners’ Equity	$3,170,576	$2,496,572

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Statement of Operations

Three Months Ended March 31, 2017

(Unaudited)

Revenue
Rental income	$27,256
Finance income	20,304
Other income	221
Total Revenue	47,781

Expenses
Management fees - Investment Manager	187,500
Depreciation	23,882
Professional fees	89,775
Administration expense	60,900
Total Expenses	362,057
Net loss	$(314,276)

Net loss attributable to the Partnership
Limited Partners	$(311,133)
General Partner	(3,143)
Net loss attributable to the Partnership	$(314,276)

Weighted average number of limited partnership interests outstanding	298,331.38

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(1.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Statement of Changes in Partners’ Equity (Unaudited)

Three Months Ended March 31, 2017

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners
Balance, January 1, 2017	332,548.10	$2,282,661	$(3,049)	$2,285,710

Partners’ capital contributions	120,087.41	1,200,874	-	1,200,874
Offering expenses	-	(132,502)	-	(132,502)
Underwriting fees	-	(84,479)	-	(84,479)
Net loss	-	(314,276)	(3,143)	(311,133)
Distributions to partners	-	(56,826)	(563)	(56,263)
Redemption of initial Limited Partners’ contributions	-	(1,000)	-	(1,000)

Balance, March 31, 2017	452,635.51	$2,894,452	$(6,755)	$2,901,207

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Statement of Cash Flows

(Unaudited)

For the three Months Ended
March 31, 2017

Cash flows used in operating activities:
Net loss	$(314,276)

Adjustments to reconcile net loss to net cash used in operating activities:
Finance income	(20,304)
Depreciation	23,882
Change in operating assets and liabilities:
Minimum rents receivable	87,147
Other assets	(3,792)
Accounts payable and accrued liabilities	116,475
Net cash used in operating activities	(110,868)

Cash flows from financing activities:
Repayments of loan payable	(1,000)
Cash received from Limited Partner capital contributions	944,600
Cash paid for Limited Partner distributions	(40,088)
Cash paid for Initial Limited Partners contribution redemption	(1,000)
Cash paid for underwriting fees	(53,205)
Cash paid for offering costs	(132,502)
Net cash provided by financing activities	716,805

Net increase in cash and cash equivalents	605,937
Cash and cash equivalents, beginning of period	1,251,118

Cash and cash equivalents, end of period	$1,857,055

Supplemental disclosure of other cash flow information:
Cash paid for interest	$-

Supplemental disclosure of non-cash investing and financing activities:
Offering expenses paid by Investment Manager	$132,502
Units issued as underwriting fee discount	$31,274

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Period Ended March 31, 2017

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

SQN Securities, LLC (“Securities”), a Delaware limited liability company, is affiliated with the General Partner. Securities will act initially as the selling agent for the offering of the units. The units are offered on a “best efforts,” “minimum-maximum” basis. Unless extended by the General Partner, from time to time, in its sole discretion, for up to an additional 12 months, the offering will terminate on the date that is two years from the date of August 11, 2016.

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). During the three months ended March 31, 2017, the Partnership declared and accrued quarterly distribution to its Limited Partners totaling $56,263 which resulted in a distributions payable to Limited Partners of $56,263 at March 31, 2017. The Partnership did not make a cash distribution to the General Partner during the period ended March 31, 2017 and accrued $563 for distributions due to the General Partner which resulted in distributions payable to the General Partner of $964 at March 31, 2017.

From August 11, 2016 through March 31, 2017, the Partnership admitted 97 Limited Partners with total capital contributions of $4,526,355 resulting in the sale of 452,635.51 Units. The Partnership received cash contributions of $4,263,350 and applied $263,005 which would have otherwise been paid as sales commission to the purchase of 26,300.50 additional Units.

2. Summary of Significant Accounting Policies

Basis of Presentation — The condensed balance sheets, statement of operations, statement of changes in partners’ equity and statement of cash flows of the Partnership at March 31, 2017 and for the three months ended March 31, 2017 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes contained in the Partnership’s annual report on Form 10-K, as filed with the SEC on March 31, 2017.

Use of Estimates — The preparation of condensed financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful lease, notes and loan accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At March 31, 2017, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

Equipment Notes and Loans Receivable — Equipment notes and loans receivable are reported in the financial statements as the outstanding principal balance net of any unamortized deferred fees, and premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the condensed financial statements and amortized to expense over the estimated life of the loan. Income is recognized over the life of the note agreement. On certain equipment notes and loans receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the condensed statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due and all unpaid accrued interest is reversed. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership has adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the year ended December 31, 2016, and does not expect any material adjustments to be made. The tax year 2016 remains open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership is currently in the process of evaluating the impact of the adoption of ASU 2016-15 on its condensed financial statements.

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Amendments to Leases Analysis), effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its condensed financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the condensed financial statements.

3. Related Party Transactions

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at March 31, 2017.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the three months ended March 31, 2017, the Partnership paid $187,500 in management fee expense to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the three months ended March 31, 2017, the Partnership paid $0 of structuring fees to the Investment Manager.

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

For the three months ended March 31, 2017 and the period ended December 31, 2016, the Partnership incurred the following transactions with Securities:

	March 31, 2017	December 31, 2016
	(unaudited)
Balance - beginning of period	$—	$—
Underwriting fees earned by Securities	21,992	1,000
Payments by the Partnership to Securities	(21,992)	(1,000)

Balance - end of period	$—	$—

For the three months ended March 31, 2017 and the period ended December 31, 2016, the Partnership incurred the following underwriting fee transactions:

	Three Months Ended March 31, 2017	Period Ended December 31, 2016
	(unaudited)
Underwriting discount incurred by the Partnership	$31,274	$231,731
Underwriting fees earned by Securities	21,992	1,000
Fees paid to outside brokers	31,213	—
Total underwriting fees	$84,479	$232,731

4. Investments in Finance Leases

At March 31, 2017 and December 31, 2016, net investments in finance leases consisted of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
Minimum rents receivable	$883,112	$970,258
Estimated unguaranteed residual value	68,002	68,002
Unearned income	(91,206)	(111,509)
Total	$859,908	$926,751

Computer Equipment

On October 6, 2016, the Partnership funded a lease facility of $680,020 for Apple computers to a private school in New York City. The finance lease requires 36 monthly payments of $17,402. The lessee made a down payment of $102,002 and the remainder amount was funded by the Partnership. The lease is secured by ownership of the equipment. At March 31, 2017, there were no significant changes to this lease.

Furniture and Kitchen Equipment

On October 21, 2016, the Partnership funded a finance lease of $357,020 for an assortment of school furniture and kitchen equipment to a public charter school in New Jersey. The finance lease requires 36 monthly payments of $11,647 with the first and last payments due in advance. The lease is secured by a first position lien against the equipment. At March 31, 2017, there were no significant changes to this lease.

5. Investment in Equipment Subject to Operating Leases

On October 18, 2016, the Partnership funded a lease facility of $318,882 for 16 pizza ovens to five separate lessees. Each lease has a 36 month term with various monthly payments. The lease is secured by ownership of the equipment and by a corporate guarantee of the parent of the lessees.

The composition of the equipment subject to operating leases of the Partnership as of March 31, 2017 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Food equipment	$334,826	$40,005	$294,821
	$334,826	$40,005	$294,821

Depreciation expense for the three months ended March 31, 2017 was $23,882.

6. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

As of March 31, 2017, the Partnership evaluated the carrying values of its financial instruments and they approximate fair value.

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

8. Business Concentrations

For the three months ended March 31, 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the period ended December 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2017, the Partnership had two leases which accounted for approximately 61% and 39% of the Partnership’s income derived from finance leases. For the period ended December 31, 2016, the Partnership had two leases which accounted for approximately 66% and 34% of the Partnership’s income derived from finance leases.

At March 31, 2017, the Partnership had two lessees which accounted for approximately 62% and 38% of the Partnership’s investment in finance leases. At December 31, 2016, the Partnership had two lessees which accounted for approximately 62% and 38% of the Partnership’s investment in finance leases. At March 31, 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At December 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases.

9. Geographic Information

Geographic information for revenue for the three months ended March 31, 2017 and the period ended December 31, 2016 was as follows:

	United States	Total
Revenue:
Rental income	$27,256	$27,256
Finance income	$20,304	$20,304

	United States	Total
Revenue:
Rental income	$18,171	$18,171
Finance income	$20,368	$20,368

Geographic information for long-lived assets at March 31, 2017 and December 31, 2016 was as follows:

	United States	Total
Long-lived assets:
Investment in finance leases, net	$859,908	$859,908
Investments in equipment subject to operating leases, net	$294,821	$294,821

	United States	Total
Long-lived assets:
Investment in finance leases, net	$926,751	$926,751
Investments in equipment subject to operating leases, net	$318,703	$318,703

10. Commitments and Contingencies

As of March 31, 2017, the Partnership does not have any unfunded commitments for any investments.

11. Subsequent Events

From April 1, 2017 through May 11, 2017, the Partnership admitted an additional 16 Limited Partners with total cash contributions of $896,126, total capital contributions of $943,290 and 94,329.00 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $18,612 and $34,450, respectively.

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

Overview

We are a Delaware limited partnership formed on January 14, 2016. Our partnership operates under a structure which we pool the capital invested by our partners. This pool of capital is then used to invest in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The pooled capital contributions are also used to pay fees and expenses associated with our organization and to fund a capital reserve.

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

Recent Significant Transactions

None.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates will primarily include the determination of allowance for notes and leases, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Results of Operations for the Three Months Ended March 31, 2017

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period, we expect to generate the majority of our cash inflow from financing activities though the sale of our Units to investors. Through March 31, 2017, we admitted 97 Limited Partners with total capital contributions of $4,526,355 resulting in the sale of 452,635.51 Units. We received cash contributions of $4,263,350 and applied $263,005 which would have otherwise been paid as sales commission to the purchase of 26,300.50 additional Units.

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

Our revenue for the three months ended March 31, 2017 is summarized as follows:

Three Months Ended March 31, 2017
(unaudited)
Revenue:
Rental income	$27,256
Finance income	20,304
Other income	221
Total Revenue	$47,781

For the three months ended March 31, 2017, we earned $27,256 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $87,100 and recognized $20,304 in finance income from two finance leases during the same period. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2017.

Our expenses for the three months ended March 31, 2017 are summarized as follows:

Three Months Ended March 31, 2017
(unaudited)
Expenses:
Management fees — Investment Manager	$187,500
Depreciation	23,882
Professional fees	89,775
Administration expense	60,900
Total Expenses	$362,057

For the three months ended March 31, 2017, we incurred $362,057 in total expenses. We paid $187,500 in management fees to our Investment Manager during the three months ended March 31, 2017. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $23,882 in depreciation expense and $60,900 in administration expense. We also incurred $89,775 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

Net Loss

As a result of the factors discussed above, we reported a net loss for the three months ended March 31, 2017 of $314,276.

Liquidity and Capital Resources

Sources and Uses of Cash

Three Months Ended March 31, 2017
(unaudited)
Cash provided by (used in):
Operating activities	$(110,868)
Financing activities	$716,805

Sources of Liquidity

We are currently in both our Offering Period and our Operating Period. The Offering Period is the time frame in which we raise capital contributions from Limited Partners through the sale of our Units. As such, we expect that during our Offering Period a substantial portion of our cash inflows will be from financing activities. The Operating Period is the time frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a substantial portion of our cash outflows will be for investing activities. We believe that cash inflows will be sufficient to finance our liquidity requirements for the foreseeable future, including quarterly distributions to our Limited Partners, general and administrative expenses, fees paid to our Investment Manager and new investment opportunities.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2017 was $110,868 and was primarily driven by the following factors; a net loss for the three months ended March 31, 2017 of approximately $314,000, finance income of approximately $20,000 and an increase in other assets of approximately $4,000. Offsetting these fluctuations was depreciation expense of approximately $24,000, receipt of approximately $87,000 in minimum rental payments from finance leases acquired during the period and an increase of accounts payable of approximately $116,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2017 was $716,805 and was primarily due to cash proceeds received of approximately $945,000 from the sale of our Units to Limited Partners. Offsetting this increase were payments for distributions to our Limited Partners of approximately $41,000, payments of approximately $133,000 for organizational and offering costs and underwriting fees of $53,000.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed. During the three months ended March 31, 2017, we declared and accrued quarterly distributions to our Limited Partners totaling approximately $56,300 and declared and accrued a distribution of approximately $563 for distributions due to our General Partner. As such, at March 31, 2017, we had distributions payable to our Limited Partners of approximately $56,300 and distributions payable to our General Partner of approximately $964.

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

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

From April 1, 2017 through May 11, 2017, we admitted an additional 16 Limited Partners with total cash contributions of $896,126, total capital contributions of $943,290 and 94,329.00 Units. We paid or accrued an underwriting fee to Securities and outside brokers totaling $18,612 and $34,450, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of March 31, 2017, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on August 11, 2016. Our Offering Period commenced on August 11, 2016. From August 11, 2016 through March 31, 2017, the Partnership admitted 97 Limited Partners with total capital contributions of $4,526,355 resulting in the sale of 452,635.51 Units. The Partnership received cash contributions of $4,263,350 and applied $263,005 which would have otherwise been paid as sales commission to the purchase of 26,300.50 additional Units.

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

May 12, 2017

/s/ Michael Miroshnikov
Michael Miroshnikov
President and Chief Compliance Officer

