Form 10-Q
period 2017-06-30
SQN Asset Income Fund V, L.P.
filed 2017-08-11
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

At August 10, 2017 there were 820,341.54 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Asset Income Fund V, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets

Cash and cash equivalents	$2,882,868	$1,180,918
Restricted cash	-	70,200
Investments in finance leases, net	791,169	926,751
Investments in equipment subject to operating leases, net	270,924	318,703
Collaterized loans receivable, including accrued interest of $762 and $0	1,315,406	-
Other assets	368,598	-
Total Assets	$5,628,965	$2,496,572

Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued liabilities	$58,134	$90,602
Loan payable	-	1,000
Other liability	510,274	-
Distributions payable to Limited Partners	90,157	40,088
Distributions payable to General Partner	1,865	401
Subscriptions received in advance	-	70,173
Deferred revenue	35,800	11,647
Total Liabilities	696,230	213,911

Partners' Equity (Deficit):
Limited Partners	4,942,816	2,285,710
General Partner	(10,081)	(3,049)
Total Equity	4,932,735	2,282,661
Total Liabilities and Partners' Equity	$5,628,965	$2,496,572

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Statement of Operations

Three and Six Months Ended June 30, 2017

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Revenue
Rental income	$27,256	$54,512
Finance income	18,407	38,711
Interest income	822	822
Other income	179	400
Total Revenue	46,664	94,445

Expenses
Management fees - Investment Manager	187,500	375,000
Depreciation	23,897	47,779
Professional fees	43,001	132,776
Administration expense	34,179	95,079
Other expenses	600	600
Total Expenses	289,177	651,234
Net loss	$(242,513)	$(556,789)

Net loss attributable to the Partnership
Limited Partners	$(240,088)	$(551,221)
General Partner	(2,425)	(5,568)
Net loss attributable to the Partnership	$(242,513)	$(556,789)

Weighted average number of limited partnership interests outstanding	553,840.13	259,598.89

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.43)	$(2.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Statement of Changes in Partners’ Equity (Unaudited)

Six Months Ended June 30, 2017

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners
Balance, January 1, 2017	332,548.10	$2,282,661	$(3,049)	$2,285,710

Partners' capital contributions	391,137.46	3,911,375	-	3,911,375
Offering expenses	-	(284,058)	-	(284,058)
Underwriting fees	-	(271,570)	-	(271,570)
Net loss	-	(556,789)	(5,568)	(551,221)
Distributions to partners	-	(147,884)	(1,464)	(146,420)
Redemption of initial Limited Partners' contributions	-	(1,000)	-	(1,000)

Balance, June 30, 2017	723,685.56	$4,932,735	$(10,081)	$4,942,816

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Statement of Cash Flows

(Unaudited)

For the Six Months Ended
June 30, 2017

Cash flows from operating activities:
Net loss	$(556,789)

Adjustments to reconcile net loss to net cash used in operating activities:
Finance income	(38,711)
Accrued interest income	(762)
Depreciation	47,779
Change in operating assets and liabilities:
Minimum rents receivable	174,293
Other assets	(368,598)
Accounts payable and accrued liabilities	(32,641)
Deferred revenue	24,153
Other liability	510,274
Net cash used in operating activities	(241,002)

Cash flows from investing activities:
Cash paid for collateralized loans receivable	(1,353,727)
Cash received from collateralized loans receivable	39,083
Net cash used in investing activities	(1,314,644)

Cash flows from financing activities:
Repayments of loan payable	(1,000)
Cash received from Limited Partner capital contributions	3,724,776
Cash received from restricted cash	70,200
Cash paid for Limited Partner distributions	(96,351)
Cash paid for Initial Limited Partners contribution redemption	(1,000)
Cash paid for underwriting fees	(154,971)
Cash paid for offering costs	(284,058)
Net cash provided by financing activities	3,257,596

Net increase in cash and cash equivalents	1,701,950
Cash and cash equivalents, beginning of period	1,180,918

Cash and cash equivalents, end of period	$2,882,868

Supplemental disclosure of other cash flow information:
Cash paid for interest	$-

Supplemental disclosure of non-cash investing and financing activities:
Offering expenses paid by Investment Manager	$284,058
Units issued as underwriting fee discount	$116,599

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Period Ended June 30, 2017

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

The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership expects to conduct its activities for at least six years and divide the Partnership’s life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period began on August 11, 2016, will terminate no later than two years after this date, unless extended by the General Partner, from time to time, in its sole discretion, by up to an additional 12 months. The Operating Period will commence on the date of the Partnership’s initial closing and last for four years unless extended at the sole discretion of the General Partner. During the Operating Period, the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. The General Partner may extend the Offering Period, from time to time, in its sole discretion, by up to an additional 12 months. The General Partner may also extend the Operating Period and subsequent Liquidation Period in its sole discretion.

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

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). During the six months ended June 30, 2017, the Partnership declared and accrued quarterly distribution to its Limited Partners totaling $146,420 which resulted in a distributions payable to Limited Partners of $90,157 at June 30, 2017. The Partnership did not make a cash distribution to the General Partner during the six months ended June 30, 2017 and accrued $1,464 for distributions due to the General Partner which resulted in distributions payable to the General Partner of $1,865 at June 30, 2017.

From August 11, 2016 through June 30, 2017, the Partnership admitted 142 Limited Partners with total capital contributions of $7,236,856 resulting in the sale of 723,685.56 Units. The Partnership received cash contributions of $6,888,526 and applied $348,330 which would have otherwise been paid as sales commission to the purchase of 34,833.01 additional Units.

2. Summary of Significant Accounting Policies

Basis of Presentation — The condensed balance sheets, statement of operations, statement of changes in partners’ equity and statement of cash flows of the Partnership at June 30, 2017 and for the three and six months ended June 30, 2017 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes contained in the Partnership’s annual report on Form 10-K, as filed with the SEC on March 31, 2017.

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

Restricted Cash — Restricted cash primarily consisted of cash held in an escrow account from subscriptions received in advance which was released as a result of the receipt and acceptance by the General Partner.

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

The investment committee of the Investment Manager approves each new equipment lease, financing transaction, and lease acquisition. As part of this process it determines the unguaranteed residual value, if any, to be used once the acquisition has been approved. The factors considered in determining the unguaranteed residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessee’s business, the length of the lease, the industry in which the potential lessee operates and the secondary market value of the equipment. Unguaranteed residual values are reviewed for impairment in accordance with the Partnership’s policy relating to impairment review.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At June 30, 2017, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

Equipment Notes and Loans Receivable — Equipment notes and loans receivable are reported in the condensed financial statements as the outstanding principal balance net of any unamortized deferred fees, and premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the condensed financial statements and amortized to expense over the estimated life of the loan. Income is recognized over the life of the note agreement. On certain equipment notes and loans receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the condensed statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due and all unpaid accrued interest is reversed. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership has adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the condensed financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the year ended December 31, 2016, and does not expect any material adjustments to be made. The tax year 2016 remains open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

3. Related Party Transactions

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at June 30, 2017.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the three and six months ended June 30, 2017, the Partnership paid $187,500 and $375,000, respectively in management fee expense to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the three and six months ended June 30, 2017, the Partnership paid $12,593 of structuring fees to the Investment Manager.

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

For the six months ended June 30, 2017 and the period ended December 31, 2016, the Partnership incurred the following transactions with Securities:

	June 30, 2017	December 31, 2016
	(unaudited)
Balance - beginning of period	$—	$—
Underwriting fees earned by Securities	74,496	1,000
Payments by the Partnership to Securities	(74,496)	(1,000)

Balance - end of period	$—	$—

For the six months ended June 30, 2017 and the period ended December 31, 2016, the Partnership incurred the following underwriting fee transactions:

	Six Months Ended June 30, 2017	Period Ended December 31, 2016
	(unaudited)
Underwriting discount incurred by the Partnership	$116,599	$231,731
Underwriting fees earned by Securities	74,496	1,000
Fees paid to outside brokers	80,475	—
Total underwriting fees	$271,570	$232,731

4. Investments in Finance Leases

At June 30, 2017 and December 31, 2016, net investments in finance leases consisted of the following:

	June 30, 2017	December 31,2016
	(unaudited)
Minimum rents receivable	$795,965	$970,258
Estimated unguaranteed residual value	68,002	68,002
Unearned income	(72,798)	(111,509)
Total	$791,169	$926,751

Computer Equipment

On October 6, 2016, the Partnership funded a lease facility of $680,020 for Apple computers to a private school in New York City. The finance lease requires 36 monthly payments of $17,402. The lessee made a down payment of $102,002 and the remainder amount was funded by the Partnership. The lease is secured by ownership of the equipment. At June 30, 2017, there were no significant changes to this lease.

Furniture and Kitchen Equipment

On October 21, 2016, the Partnership funded a finance lease of $357,020 for an assortment of school furniture and kitchen equipment to a public charter school in New Jersey. The finance lease requires 36 monthly payments of $11,647 with the first and last payments due in advance. The lease is secured by a first position lien against the equipment. At June 30, 2017, there were no significant changes to this lease.

5. Investment in Equipment Subject to Operating Leases

On October 18, 2016, the Partnership funded a lease facility of $318,882 for 16 pizza ovens to five separate lessees. Each lease has a 36 month term with various monthly payments. The lease is secured by ownership of the equipment and by a corporate guarantee of the parent of the lessees.

The composition of the equipment subject to operating leases of the Partnership as of June 30, 2017 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
	(unaudited)	(unaudited)	(unaudited)
Food equipment	$334,826	$63,902	$270,924
	$334,826	$63,902	$270,924

Depreciation expense for the three and six months ended June 30, 2017 was $23,897 and $47,779, respectively.

6. Collateralized Loans Receivable

On June 26, 2017, the Partnership entered into a Commercial Finance Agreement (“CFA”) with a borrower to provide secured financing of $1,184,850 for warehouse racking equipment. The CFA is secured by the racking equipment, and accrues interest at a rate of 9% per annum and matures on June 26, 2020. The borrower will make 36 monthly payments as follows: one payment of $39,083, 11 monthly payments of $69,498 and 24 monthly payments of $20,222. In connection with the CFA, on June 26, 2017, the Partnership advanced $689,552 to the vendor as a progress payment for the equipment. On July 31, 2017, the Partnership advanced $495,298 to the vendor as the final payment for the equipment. For the three and six months ended June 30, 2017, the CFA earned interest income of $590.

On June 26, 2017, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s debt. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $150,000. The note accrues interest at a rate of 12% per annum and matures on June 26, 2021. The promissory note will be paid through 48 monthly installments of principal and interest of $3,931. The promissory note is secured by a first priority security interest in all the borrower’s assets and a personal guarantee of the borrower’s principals as well as a corporate guarantee of an affiliate of the borrower. For the three and six months ended June 30, 2017, the promissory note earned interest income of $172.

7. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

As of June 30, 2017, the Partnership evaluated the carrying values of its financial instruments and they approximate fair value.

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

9. Business Concentrations

For the six months ended June 30, 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the period ended December 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2017, the Partnership had two leases which accounted for approximately 61% and 39% of the Partnership’s income derived from finance leases. For the period ended December 31, 2016, the Partnership had two leases which accounted for approximately 66% and 34% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2017, the Partnership had two loans which accounted for approximately 72% and 21% of the Partnership’s interest income.

At June 30, 2017, the Partnership had two lessees which accounted for approximately 62% and 38% of the Partnership’s investment in finance leases. At December 31, 2016, the Partnership had two lessees which accounted for approximately 62% and 38% of the Partnership’s investment in finance leases. At June 30, 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At December 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At June 30, 2017, the Partnership had two borrowers which accounted for approximately 88% and 12% of the Partnership’s investment in collateralized loans receivable.

10. Geographic Information

Geographic information for revenue for the three and six months ended June 30, 2017 and the period ended December 31, 2016 was as follows:

	Three Months Ended June 30, 2017 (unaudited)
	United States	Total
Revenue:
Rental income	$27,256	$27,256
Finance income	$18,407	$18,407
Interest income	$822	$822

	Six Months Ended June 30, 2017 (unaudited)
	United States	Total
Revenue:
Rental income	$54,512	$54,512
Finance income	$38,711	$38,711
Interest income	$822	$822

	Period Ended December 31, 2016
	United States	Total
Revenue:
Rental income	$18,171	$18,171
Finance income	$20,368	$20,368

Geographic information for long-lived assets at June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017
	United States	Total
Long-lived assets:
Investment in finance leases, net	$791,169	$791,169
Investments in equipment subject to operating leases, net	$270,924	$270,924
Collateralized loan receivable, including accrued interest	$1,315,406	$1,315,406

	December 31, 2016
	United States	Total
Long-lived assets:
Investment in finance leases, net	$926,751	$926,751
Investments in equipment subject to operating leases, net	$318,703	$318,703

11. Commitments and Contingencies

As of June 30, 2017, the Partnership has one unfunded commitment of $495,298 for the collateralized loan receivable for warehouse racking equipment, which was funded on July 31, 2017. Except for that investment, the Partnership does not have any unfunded commitments for any investments.

12. Subsequent Events

On July 31, 2017, in connection with the CFA, the Partnership advanced $495,298 to the equipment vendor.

From July 1, 2017 through August 10, 2017, the Partnership admitted an additional 19 Limited Partners with total cash contributions of $930,823, total capital contributions of $966,560 and 96,655.98 Units. The Partnership paid or accrued an underwriting and commission fee to Securities and outside brokers totaling $18,616 and $12,591, respectively.

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

Recent Significant Transactions

On June 26, 2017, the Partnership entered into a Commercial Finance Agreement (“CFA”) with a borrower to provide secured financing of $1,184,850 for warehouse racking equipment. The CFA is secured by the racking equipment, and accrues interest at a rate of 9% per annum and matures on June 26, 2020. The borrower will make 36 monthly payments as follows: one payment of $39,083, 11 monthly payments of $69,498 and 24 monthly payments of $20,222. In connection with the CFA, on June 26, 2017, the Partnership advanced $689,552 to the vendor as a progress payment for the equipment. On July 31, 2017, the Partnership advanced $495,298 to the vendor as the final payment for the equipment. For the three and six months ended June 30, 2017, the CFA earned interest income of $590.

On June 26, 2017, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s debt. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $150,000. The note accrues interest at a rate of 12% per annum and matures on June 26, 2021. The promissory note will be paid through 48 monthly installments of principal and interest of $3,931. The promissory note is secured by a first priority security interest in all the borrower’s assets and a personal guarantee of the borrower’s principals as well as a corporate guarantee of an affiliate of the borrower. For the three and six months ended June 30, 2017, the promissory note earned interest income of $172.

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

Equipment Notes and Loans Receivable

Equipment notes and loans receivable are reported in our condensed balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased notes and loans. Costs to originated notes, if any, are reported as other assets in our condensed balance sheets. Unearned income, discounts and premiums, if any, are amortized to interest income in the condensed statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. We are currently in the process of evaluating the impact of the adoption of ASU 2016-15 on our condensed financial statements.

In February 2016, FASB issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Amendments to Leases Analysis), effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of this guidance on our condensed financial statements.

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

During our Operating Period, which began on October 3, 2016, the date of our initial closing, we will use the majority of our net offering proceeds from Limited Partner capital contributions to acquire our investments. As our investments mature, we anticipate reinvesting the cash proceeds in additional investments in leased equipment and financing transactions, to the extent that the cash will not be needed for expenses, reserves and distributions to our Limited Partners. During this time-frame we expect both rental income and finance income to increase substantially as well as related expenses such as depreciation and amortization. During the Operating Period, we believe the majority of our cash outflows will be from investing activities as we acquire additional investments and to a lesser extend from financing activities from our paying quarterly distributions to our Limited Partners. Our cash flow from operations is expected to increase, primarily from the collection of rental and interest payments.

Results of Operations for the Three Months Ended June 30, 2017

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period, we expect to generate the majority of our cash inflow from financing activities though the sale of our Units to investors. Through June 30, 2017, we admitted 142 Limited Partners with total capital contributions of $7,236,856 resulting in the sale of 723,685.56 Units. We received cash contributions of $6,888,526 and applied $348,330 which would have otherwise been paid as sales commission to the purchase of 34,833.01 additional Units.

We have also entered our Operating Period, which is defined as the period in which we invest the net proceeds from the Offering Period into business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we anticipate substantial cash outflows from investing activities as we acquire leased and financed equipment. We also expect our operating activities to generate cash inflows during this time as we collect rental and interest payments from the leased and financed assets we acquire.

Our revenue for the three months ended June 30, 2017 is summarized as follows:

Three Months Ended June 30, 2017
(unaudited)
Revenue:
Rental income	$27,256
Finance income	18,407
Interest income	822
Other income	179
Total Revenue	$46,664

For the three months ended June 30, 2017, we earned $27,256 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $87,200 and recognized $18,407 in finance income from two finance leases during the same period. We also recognized $822 in interest income which was generated by two collateralized loans receivable. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2017.

Our expenses for the three months ended June 30, 2017 are summarized as follows:

Three Months Ended June 30, 2017
(unaudited)
Expenses:
Management fees — Investment Manager	$187,500
Depreciation	23,897
Professional fees	43,001
Administration expense	34,179
Other expenses	600
Total Expenses	$289,177

For the three months ended June 30, 2017, we incurred $289,177 in total expenses. We paid $187,500 in management fees to our Investment Manager during the three months ended June 30, 2017. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $23,897 in depreciation expense and $34,179 in administration expense. We also incurred $43,001 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

Net Loss

As a result of the factors discussed above, we reported a net loss for the three months ended June 30, 2017 of $242,513.

Results of Operations for the Six Months Ended June 30, 2017

Our revenue for the six months ended June 30, 2017 is summarized as follows:

Six Months Ended June 30, 2017
(unaudited)
Revenue:
Rental income	$54,512
Finance income	38,711
Interest income	822
Other income	400
Total Revenue	$94,445

For the six months ended June 30, 2017, we earned $54,512 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $174,300 and recognized $38,711 in finance income from two finance leases during the same period. We also recognized $822 in interest income which was generated by two collateralized loans receivable. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2017.

Our expenses for the six months ended June 30, 2017 are summarized as follows:

Six Months Ended June 30, 2017
(unaudited)
Expenses:
Management fees — Investment Manager	$375,000
Depreciation	47,779
Professional fees	132,776
Administration expense	95,079
Other expenses	600
Total Expenses	$651,234

For the six months ended June 30, 2017, we incurred $651,234 in total expenses. We paid $375,000 in management fees to our Investment Manager during the six months ended June 30, 2017. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $47,779 in depreciation expense and $95,079 in administration expense. We also incurred $132,776 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

Net Loss

As a result of the factors discussed above, we reported a net loss for the six months ended June 30, 2017 of $556,789.

Liquidity and Capital Resources

Sources and Uses of Cash

Six Months Ended June 30, 2017
(unaudited)
Cash provided by (used in):
Operating activities	$(241,002)
Investing activities	$(1,314,644)
Financing activities	$3,257,596

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

Operating Activities

Cash used in operating activities for the six months ended June 30, 2017 was $241,002 and was primarily driven by the following factors; a net loss for the six months ended June 30, 2017 of approximately $557,000, finance income of approximately $39,000, an increase in other assets of approximately $369,000 and a decrease of accounts payable of approximately $33,000. Offsetting these fluctuations was depreciation expense of approximately $48,000, receipt of approximately $174,000 in minimum rental payments from finance leases acquired during the period and an increase in other liability of approximately $510,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2017 was $1,314,644. We paid approximately $1,354,000 for the acquisition of our collateralized loans receivable and received approximately $39,000 from our collateralized loans receivable.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2017 was $3,257,596 and was primarily due to cash proceeds received of approximately $3,725,000 from the sale of our Units to Limited Partners. Offsetting this increase were payments for distributions to our Limited Partners of approximately $96,000, payments of approximately $284,000 for organizational and offering costs and underwriting fees of approximately $155,000.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed. During the six months ended June 30, 2017, we declared and accrued quarterly distributions to our Limited Partners totaling approximately $146,420 which resulted in a distributions payable to Limited Partners of $90,157 at June 30, 2017. The Partnership did not make a cash distribution to the General Partner during the six months ended June 30, 2017 and accrued $1,464 for distributions due to the General Partner which resulted in distributions payable to the General Partner of $1,865 at June 30, 2017.

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

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

On July 31, 2017, in connection with the CFA, the Partnership advanced $495,298 to the equipment vendor.

From July 1, 2017 through August 10, 2017, we admitted an additional 19 Limited Partners with total cash contributions of $930,823, total capital contributions of $966,560 and 96,655.98 Units. We paid or accrued an underwriting and commission fee to Securities and outside brokers totaling $18,616 and $12,591, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of June 30, 2017, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on August 11, 2016. Our Offering Period commenced on August 11, 2016. From August 11, 2016 through June 30, 2017, the Partnership admitted 142 Limited Partners with total capital contributions of $7,236,856 resulting in the sale of 723,685.56 Units. The Partnership received cash contributions of $6,888,526 and applied $348,330 which would have otherwise been paid as sales commission to the purchase of 34,833.01 additional Units.

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

August 11, 2017

/s/ Michael Miroshnikov
Michael Miroshnikov
President

