Form 10-Q
period 2017-09-30
SQN Asset Income Fund V, L.P.
filed 2017-11-13
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

At November 12, 2017 there were 1,103,351.25 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Asset Income Fund V, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$5,654,425	$1,180,918
Restricted cash	-	70,200
Investments in finance leases, net	720,497	926,751
Investments in equipment subject to operating leases, net	247,013	318,703
Collaterized loans receivable, including accrued interest of $0 and $0	1,122,764	-
Other assets	22,013	-
Total Assets	$7,766,712	$2,496,572

Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued liabilities	$42,909	$90,602
Loan payable	-	1,000
Distributions payable to Limited Partners	142,638	40,088
Distributions payable to General Partner	3,291	401
Subscriptions received in advance	-	70,173
Deferred revenue	35,800	11,647
Total Liabilities	224,638	213,911

Partners' Equity (Deficit):
Limited Partners	7,555,647	2,285,710
General Partner	(13,573)	(3,049)
Total Equity	7,542,074	2,282,661
Total Liabilities and Partners' Equity	$7,766,712	$2,496,572

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Statement of Operations

Three and Nine Months Ended September 30, 2017

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Revenue
Rental income	$27,256	$81,768
Finance income	16,475	55,186
Interest income	20,233	21,055
Other income	21,633	22,033
Total Revenue	85,597	180,042

Expenses
Management fees - Investment Manager	187,500	562,500
Depreciation	23,911	71,690
Professional fees	33,076	165,852
Administration expense	33,175	128,254
Other expenses	14,514	15,114
Total Expenses	292,176	943,410
Net loss	$(206,579)	$(763,368)

Net loss attributable to the Partnership
Limited Partners	$(204,513)	$(755,734)
General Partner	(2,066)	(7,634)
Net loss attributable to the Partnership	$(206,579)	$(763,368)

Weighted average number of limited partnership interests outstanding	867,061.69	352,244.14

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.24)	$(2.15)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Statement of Changes in Partners’ Equity (Unaudited)

Nine Months Ended September 30, 2017

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners
Balance, January 1, 2017	332,548.10	$2,282,661	$(3,049)	$2,285,710

Partners' capital contributions	718,355.78	7,183,558	-	7,183,558
Offering expenses	-	(369,506)	-	(369,506)
Underwriting fees	-	(498,323)	-	(498,323)
Net loss	-	(763,368)	(7,634)	(755,734)
Distributions to partners	-	(291,948)	(2,890)	(289,058)
Redemption of initial Limited Partners' contributions	-	(1,000)	-	(1,000)

Balance, September 30, 2017	1,050,903.88	$7,542,074	$(13,573)	$7,555,647

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Statement of Cash Flows

(Unaudited)

For the
Nine Months Ended
September 30, 2017
Cash flows from operating activities:
Net loss	$(763,368)

Adjustments to reconcile net loss to net cash used in operating activities:
Finance income	(55,186)
Accrued interest income	(20,979)
Depreciation	71,690
Change in operating assets and liabilities:
Minimum rents receivable	261,440
Accrued interest income	20,979
Other assets	(22,013)
Accounts payable and accrued liabilities	(47,866)
Deferred revenue	24,153
Net cash used in operating activities	(531,150)

Cash flows from investing activities:
Cash paid for collateralized loans receivable	(1,361,156)
Cash received from collateralized loans receivable	238,392
Net cash used in investing activities	(1,122,764)

Cash flows from financing activities:
Repayments of loan payable	(1,000)
Cash received from Limited Partner capital contributions	6,966,299
Cash paid for Limited Partner distributions	(186,508)
Cash paid for Initial Limited Partners contribution redemption	(1,000)
Cash paid for underwriting fees	(280,864)
Cash paid for offering costs	(369,506)
Net cash provided by financing activities	6,127,421

Net increase in cash and cash equivalents	4,473,507
Cash and cash equivalents, beginning of period	1,180,918

Cash and cash equivalents, end of period	$5,654,425

Supplemental disclosure of non-cash investing and financing activities:
Offering expenses paid by Investment Manager	$369,506
Units issued as underwriting fee discount	$217,459
Distributions payable to General Partner	$2,890
Distributions payable to Limited Partners	$102,550
Restricted cash release	$70,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Period Ended September 30, 2017

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

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). During the nine months ended September 30, 2017, the Partnership declared and accrued quarterly distribution to its Limited Partners totaling $289,058 which resulted in a distributions payable to Limited Partners of $142,638 at September 30, 2017. The Partnership did not make a cash distribution to the General Partner during the nine months ended September 30, 2017 and accrued $2,890 for distributions due to the General Partner which resulted in distributions payable to the General Partner of $3,291 at September 30, 2017.

From August 11, 2016 through September 30, 2017, the Partnership admitted 206 Limited Partners with total capital contributions of $10,509,039 resulting in the sale of 1,050,903.88 Units. The Partnership received cash contributions of $10,059,849 and applied $449,190 which would have otherwise been paid as sales commission to the purchase of 44,919.03 additional Units.

2. Summary of Significant Accounting Policies

Basis of Presentation — The condensed balance sheets, statement of operations, statement of changes in partners’ equity and statement of cash flows of the Partnership at September 30, 2017 and for the three and nine months ended September 30, 2017 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes contained in the Partnership’s annual report on Form 10-K, as filed with the SEC on March 31, 2017.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At September 30, 2017, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

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

3. Related Party Transactions

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at September 30, 2017.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the three and nine months ended September 30, 2017, the Partnership paid $187,500 and $562,500, respectively in management fee expense to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the nine months ended September 30, 2017, the Partnership paid $20,022 of structuring fees to the Investment Manager.

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

For the nine months ended September 30, 2017 and the period ended December 31, 2016, the Partnership incurred the following transactions with Securities:

	Nine Months Ended September 30, 2017	Period Ended December 31, 2016
	(unaudited)
Balance - beginning of period	$—	$—
Underwriting fees earned by Securities	137,922	1,000
Payments by the Partnership to Securities	(137,922)	(1,000)

Balance - end of period	$—	$—

For the nine months ended September 30, 2017 and the period ended December 31, 2016, the Partnership incurred the following underwriting fee transactions:

	Nine Months Ended September 30, 2017	Period Ended December 31, 2016
	(unaudited)
Underwriting discount incurred by the Partnership	$217,459	$231,731
Underwriting fees earned by Securities	137,922	1,000
Fees paid to outside brokers	142,942	—
Total underwriting fees	$498,323	$232,731

4. Investments in Finance Leases

At September 30, 2017 and December 31, 2016, net investments in finance leases consisted of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
Minimum rents receivable	$708,819	$970,258
Estimated unguaranteed residual value	68,002	68,002
Unearned income	(56,324)	(111,509)
Total	$720,497	$926,751

Computer Equipment

On October 6, 2016, the Partnership funded a lease facility of $680,020 for Apple computers to a private school in New York City. The finance lease requires 36 monthly payments of $17,402. The lessee made a down payment of $102,002 and the remainder amount was funded by the Partnership. The lease is secured by ownership of the equipment. At September 30, 2017, there were no significant changes to this lease.

Furniture and Kitchen Equipment

On October 21, 2016, the Partnership funded a finance lease of $357,020 for an assortment of school furniture and kitchen equipment to a public charter school in New Jersey. The finance lease requires 36 monthly payments of $11,647 with the first and last payments due in advance. The lease is secured by a first position lien against the equipment. At September 30, 2017, there were no significant changes to this lease.

5. Investment in Equipment Subject to Operating Leases

On October 18, 2016, the Partnership funded a lease facility of $318,882 for 16 pizza ovens to five separate lessees. Each lease has a 36 month term with various monthly payments. The lease is secured by ownership of the equipment and by a corporate guarantee of the parent of the lessees.

The composition of the equipment subject to operating leases of the Partnership as of September 30, 2017 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
	(unaudited)	(unaudited)	(unaudited)
Food equipment	$334,826	$87,813	$247,013
	$334,826	$87,813	$247,013

Depreciation expense for the three and nine months ended September 30, 2017 was $23,911 and $71,690, respectively.

6. Collateralized Loans Receivable

On June 26, 2017, the Partnership entered into a Commercial Finance Agreement (“CFA”) with a borrower to provide secured financing of $1,184,850 for warehouse racking equipment. The CFA is secured by the racking equipment, and accrues interest at a rate of 9% per annum and matures on June 26, 2020. The borrower will make 36 monthly payments as follows: one payment of $39,083, 11 monthly payments of $69,498 and 24 monthly payments of $20,222. In connection with the CFA, on June 26, 2017, the Partnership advanced $689,552 to the vendor as a progress payment for the equipment. On July 31, 2017, the Partnership advanced $495,298 to the vendor as the final payment for the equipment. For the three and nine months ended September 30, 2017, the CFA earned interest income of $16,803 and $17,393, respectively.

On June 26, 2017, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s debt. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $150,000. The note accrues interest at a rate of 12% per annum and matures on June 26, 2021. The promissory note will be paid through 48 monthly installments of principal and interest of $3,931. The promissory note is secured by a first priority security interest in all the borrower’s assets and a personal guarantee of the borrower’s principals as well as a corporate guarantee of an affiliate of the borrower. For the three and nine months ended September 30, 2017, the promissory note earned interest income of $3,413 and $3,585, respectively.

7. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

As of September 30, 2017, the Partnership evaluated the carrying values of its financial instruments and they approximate fair value.

8. Business Concentrations

For the nine months ended September 30, 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the period ended December 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2017, the Partnership had two leases which accounted for approximately 61% and 39% of the Partnership’s income derived from finance leases. For the period ended December 31, 2016, the Partnership had two leases which accounted for approximately 66% and 34% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2017, the Partnership had two loans which accounted for approximately 83% and 17% of the Partnership’s interest income.

At September 30, 2017, the Partnership had two lessees which accounted for approximately 63% and 37% of the Partnership’s investment in finance leases. At December 31, 2016, the Partnership had two lessees which accounted for approximately 62% and 38% of the Partnership’s investment in finance leases. At September 30, 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At December 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At September 30, 2017, the Partnership had two borrowers which accounted for approximately 87% and 13% of the Partnership’s investment in collateralized loans receivable.

9. Geographic Information

Geographic information for revenue for the three and nine months ended September 30, 2017 and the period ended December 31, 2016 was as follows:

	Three Months Ended September 30, 2017 (unaudited)
	United States	Total
Revenue:
Rental income	$27,256	$27,256
Finance income	$16,475	$16,475
Interest income	$20,233	$20,233
Other income	$21,633	$21,633

	Nine Months Ended September 30, 2017 (unaudited)
	United States	Total
Revenue:
Rental income	$81,768	$81,768
Finance income	$55,186	$55,186
Interest income	$21,055	$21,055
Other income	$22,033	$22,033

Geographic information for long-lived assets at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017 (unaudited)
	United States	Total
Long-lived assets:
Investment in finance leases, net	$720,497	$720, 497
Investments in equipment subject to operating leases, net	$247,013	$247,013
Collateralized loan receivable, including accrued interest	$1,122,764	$1,122,764

	December 31, 2016
	United States	Total
Long-lived assets:
Investment in finance leases, net	$926,751	$926,751
Investments in equipment subject to operating leases, net	$318,703	$318,703

10. Commitments and Contingencies

As of September 30, 2017, the Partnership does not have any unfunded commitments for any investments.

11. Subsequent Events

On November 7, 2017, the Partnership entered into a loan agreement with a borrower to provide short term bridge financing, which funds were used to acquire the rights, title, and interest in an asset backed equipment loan (the “Underlying Loan”). In connection with the loan agreement, the Partnership received a promissory note from the borrower in the amount of $2,800,000. The note accrues interest at a rate of 1.5% per month for the first 30 days and 1.25% per month thereafter, and matures on February 7, 2018. The promissory note will be paid monthly installments of interest of $42,000 for the first 30 days and $35,000 thereafter. The promissory note is secured by a first priority security interest in all the borrower’s right, title and interest in the Underlying Loan and the proceeds thereof; (ii) a first priority security interest in all of borrower’s right, title and interest in an unrelated, performing asset backed loan and the equipment related thereto and (iii) a first priority security interest in Borrower’s 100% membership interests in borrower’s 100% membership interests in the special purpose entity that holds the Underlying Loan.

On November 9, 2017, the Partnership entered into a lease facility of $406,456 for agricultural equipment and supplies to a company based in Illinois. The finance lease requires 36 monthly payments of $13,819 with the first and last payments due in advance. The lease is secured by a first position lien against the agricultural equipment and supplies and a personal guarantee from the company’s CEO.

From October 1, 2017 through November 12, 2017, the Partnership admitted an additional 17 Limited Partners with total cash contributions of $507,750, total capital contributions of $524,474 and 52,447.37 Units. The Partnership paid or accrued an underwriting and commission fee to Securities and outside brokers totaling $10,155 and $9,500, respectively.

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

Results of Operations for the Three Months Ended September 30, 2017

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period, we expect to generate the majority of our cash inflow from financing activities though the sale of our Units to investors. Through September 30, 2017, we admitted 206 Limited Partners with total capital contributions of $10,509,039 resulting in the sale of 1,050,903.88 Units. The Partnership received cash contributions of $10,059,849 and applied $449,190 which would have otherwise been paid as sales commission to the purchase of 44,919.03 additional Units.

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

Our revenue for the three months ended September 30, 2017 is summarized as follows:

Three Months Ended September 30, 2017
(unaudited)
Revenue:
Rental income	$27,256
Finance income	16,475
Interest income	20,233
Other income	21,633
Total Revenue	$85,597

For the three months ended September 30, 2017, we earned $27,256 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $87,200 and recognized $16,475 in finance income from two finance leases during the same period. We also recognized $20,233 in interest income which was generated by two collateralized loans receivable. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2017.

Our expenses for the three months ended September 30, 2017 are summarized as follows:

Three Months Ended September 30, 2017
(unaudited)
Expenses:
Management fees — Investment Manager	$187,500
Depreciation	23,911
Professional fees	33,076
Administration expense	33,175
Other expenses	14,514
Total Expenses	$292,176

For the three months ended September 30, 2017, we incurred $292,176 in total expenses. We paid $187,500 in management fees to our Investment Manager during the three months ended September 30, 2017. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $23,911 in depreciation expense and $33,175 in administration expense. We also incurred $33,076 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

Net Loss

As a result of the factors discussed above, we reported a net loss for the three months ended September 30, 2017 of $206,579.

Results of Operations for the Nine Months Ended September 30, 2017

Our revenue for the nine months ended September 30, 2017 is summarized as follows:

Nine Months Ended September 30, 2017
(unaudited)
Revenue:
Rental income	$81,768
Finance income	55,186
Interest income	21,055
Other income	22,033
Total Revenue	$180,042

For the nine months ended September 30, 2017, we earned $81,768 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $261,400 and recognized $55,186 in finance income from two finance leases during the same period. We also recognized $21,055 in interest income which was generated by two collateralized loans receivable. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2017.

Our expenses for the nine months ended September 30, 2017 are summarized as follows:

Nine Months Ended September 30, 2017
(unaudited)
Expenses:
Management fees — Investment Manager	$562,500
Depreciation	71,690
Professional fees	165,852
Administration expense	128,254
Other expenses	15,114
Total Expenses	$943,410

For the nine months ended September 30, 2017, we incurred $943,410 in total expenses. We paid $562,500 in management fees to our Investment Manager during the nine months ended September 30, 2017. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $71,690 in depreciation expense and $128,254 in administration expense. We also incurred $165,852 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

Net Loss

As a result of the factors discussed above, we reported a net loss for the nine months ended September 30, 2017 of $763,368.

Liquidity and Capital Resources

Sources and Uses of Cash

Nine Months Ended September 30, 2017
(unaudited)
Cash provided by (used in):
Operating activities	$(531,150)
Investing activities	$(1,122,764)
Financing activities	$6,127,421

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

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2017 was $531,150 and was primarily driven by the following factors; a net loss for the nine months ended September 30, 2017 of approximately $763,000, and finance income of approximately $55,000. Offsetting these fluctuations was depreciation expense of approximately $72,000 and receipt of approximately $261,000 in minimum rental payments from finance leases acquired during the period. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2017 was $1,122,764. We paid approximately $1,361,000 for the acquisition of our collateralized loans receivable and received approximately $238,000 from our collateralized loans receivable.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 was $6,127,421 and was primarily due to cash proceeds received of approximately $6,966,000 from the sale of our Units to Limited Partners. Offsetting this increase were payments for distributions to our Limited Partners of approximately $187,000, payments of approximately $370,000 for organizational and offering costs and underwriting fees of approximately $281,000.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed. During the nine months ended September 30, 2017, we declared and accrued quarterly distributions to our Limited Partners totaling approximately $289,058 which resulted in a distributions payable to Limited Partners of $142,638 at September 30, 2017. The Partnership did not make a cash distribution to the General Partner during the nine months ended September 30, 2017 and accrued $2,890 for distributions due to the General Partner which resulted in distributions payable to the General Partner of $3,291 at September 30, 2017.

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

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

On November 7, 2017, the Partnership entered into a loan agreement with a borrower to provide short term bridge financing, which funds were used to acquire the rights, title, and interest in an asset backed equipment loan (the “Underlying Loan”). In connection with the loan agreement, the Partnership received a promissory note from the borrower in the amount of $2,800,000. The note accrues interest at a rate of 1.5% per month for the first 30 days and 1.25% per month thereafter, and matures on February 7, 2018. The promissory note will be paid monthly installments of interest of $42,000 for the first 30 days and $35,000 thereafter. The promissory note is secured by a first priority security interest in all the borrower’s right, title and interest in the Underlying Loan and the proceeds thereof; (ii) a first priority security interest in all of borrower’s right, title and interest in an unrelated, performing asset backed loan and the equipment related thereto and (iii) a first priority security interest in Borrower’s 100% membership interests in borrower’s 100% membership interests in the special purpose entity that holds the Underlying Loan.

On November 9, 2017, the Partnership entered into a lease facility of $406,456 for agricultural equipment and supplies to a company based in Illinois. The finance lease requires 36 monthly payments of $13,819 with the first and last payments due in advance. The lease is secured by a first position lien against the agricultural equipment and supplies and a personal guarantee from the company’s CEO.

From October 1, 2017 through November 12, 2017, the Partnership admitted an additional 17 Limited Partners with total cash contributions of $507,750, total capital contributions of $524,474 and 52,447.37 Units. The Partnership paid or accrued an underwriting and commission fee to Securities and outside brokers totaling $10,155 and $9,500, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2017, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on August 11, 2016. Our Offering Period commenced on August 11, 2016. From August 11, 2016 through September 30, 2017, the Partnership admitted 206 Limited Partners with total capital contributions of $10,509,039 resulting in the sale of 1,050,903.88 Units. The Partnership received cash contributions of $10,059,849 and applied $449,190 which would have otherwise been paid as sales commission to the purchase of 44,919.03 additional Units.

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

November 13, 2017

/s/ Michael Miroshnikov
Michael Miroshnikov
President

