Form 10-K
period 2017-12-31
SQN Asset Income Fund V, L.P.
filed 2018-03-29
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NUMBER: 333-211626

SQN Asset Income Fund V, L.P.

(Exact name of registrant as specified in its charter)

Delaware	81-1184858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Arboretum Drive, Suite 105 Portsmouth, NH	03801
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller Reporting Company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

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

The number of outstanding units of limited partnership interests of the registrant on March 28, 2018 was 1,217,313.40.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN Asset Income Fund V L.P.

Annual Report on Form 10-K for Year Ended December 31, 2017

PART I

As used in this Annual Report on Form 10-K, references to “we,” “us,” “our” or similar terms or references to, “the Partnership” refer to SQN Asset Income Fund V, L.P.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time, which are subject to the safe harbor created by those sections. Forward-looking statements are those that do not relate solely to historical fact and include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our General Partner and our Investment Manager. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Annual Report on Form 10-K, including the risks described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. In addition, such statements could be affected by risks and uncertainties related to our ability to raise additional equity contributions, investment objectives, competition, government regulations and requirements, the ability to find suitable equipment transactions, as well as general industry and market conditions and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

Item 1. Business.

Our History

We were organized as a Delaware limited partnership on January 14, 2016 and are engaged in a single business segment, the ownership and investment in leased equipment and related financings which includes: (i) purchasing equipment and leasing it to third-party end-users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. We will terminate no later than December 31, 2040.

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

Our income, losses and distributions are allocated 99% to the limited partners (the “Limited Partners”) and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. We expect to conduct our activities for at least six years and divide our life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period began on August 11, 2016, and will terminate no later than two years after that date, unless extended by our General Partner, from time to time, in its sole discretion, by up to an additional 12 months. The Operating Period commenced on October 3, 2016, the date of our initial closing, and will last for four years after that date unless extended at the sole discretion of the General Partner. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which the portfolio will be liquidated in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

SQN Securities, LLC (“Securities”), is a Delaware limited liability company, is affiliated with our General Partner. Securities will act initially as the selling agent for the offering of our units (“Units”). The Units are offered on a “best efforts,” “minimum-maximum” basis. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016. Unless extended by our General Partner, from time to time, in its sole discretion, for up to an additional 12 months, this offering will terminate on the date that is two years from the date of August 11, 2016.

Our Business

Our principal investment strategy is to invest in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with high in-place value and long, relative to the investment term, economic life and project financings. We expect to achieve our investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end-users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, we may also purchase equipment and sell it directly to our leasing customers.

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

During the Operating Period, we plan to make quarterly distributions of cash to our Limited Partners, if, in the opinion of our Investment Manager, such distributions are in our best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions, and we anticipate further increasing our distribution rate beginning as of March 31, 2018 to 7.0% annually, paid quarterly at 1.75%, of capital contributions.

From August 11, 2016 through December 31, 2017, we admitted 237 Limited Partners with total capital contributions of $11,382,618 resulting in the sale of 1,138,261.78 Units. We received cash contributions of $10,909,599 and applied $473,019 which would have otherwise been paid as sales commission to the purchase of 47,301.90 additional Units. During the year ended December 31, 2017 and the period ended December 31, 2016, we paid an underwriting fee to Securities totaling $154,917 and $1,000, respectively.

A Limited Partner may not redeem its Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

At December 31, 2017, we had total assets of $8,199,923. Of this amount, $6,135,525 was for various investments: (i) $2,032,092 related to investments in finance leases (ii) $223,102 related to investments in equipment subject to operating leases and (iii) $3,880,331 related to collateralized loans receivables. For the year ended December 31, 2017, we had a net loss of $1,151,603.

At December 31, 2016, we had total assets of $2,496,572. Of this amount, $1,245,454 was for various investments: (i) $926,751 related to investments in finance leases and (ii) $318,703 related to investments in equipment subject to operating leases. For the period ended December 31, 2016, we had a net loss of $274,750.

At December 31, 2017 and 2016, our investment portfolio consisted of the following transactions:

Computer Equipment

On October 6, 2016, the Partnership funded a lease facility for $680,020 of Apple computers with a private school in New York City. The finance lease requires 36 monthly payments of $17,402. The lessee made a down payment of $102,002 and the remainder was funded by the Partnership. The lease is secured by ownership of the equipment.

Food Equipment

On October 18, 2016, the Partnership funded a lease facility for $318,882 for 16 pizza ovens with five separate lessees. Each lease has a 36 month term with various monthly payments. Each lease is secured by ownership of the equipment and by a corporate guarantee of the parent of the lessees.

Furniture and Kitchen Equipment

On October 21, 2016, the Partnership funded a finance lease for $357,020 of an assortment of school furniture and kitchen equipment with a public charter school in New Jersey. The finance lease requires 36 monthly payments of $11,647 with the first and last payments due in advance. The lease is secured by a first priority lien against the equipment.

Collateralized Loan Receivable

On June 26, 2017, the Partnership entered into a Commercial Finance Agreement (“CFA”) with a borrower to provide secured financing for $1,184,850 of warehouse racking equipment. The CFA is secured by the racking equipment, and accrues interest at a rate of 9% per annum and matures on June 26, 2020. The borrower will make 36 monthly payments as follows: one payment of $39,083, 11 monthly payments of $69,498 and 24 monthly payments of $20,222. In connection with the CFA, on June 26, 2017, the Partnership advanced $689,552 to the vendor as a progress payment for the equipment. On July 31, 2017, the Partnership advanced $495,298 to the vendor as the final payment for the equipment.

Collateralized Loan Receivable

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

Asset Backed Equipment Loan

On November 7, 2017, the Partnership entered into a loan agreement with a borrower to provide short term bridge financing, which funds were used to acquire the rights, title, and interest in an asset backed equipment loan (the “Underlying Loan”). In connection with the loan agreement, the Partnership received a promissory note from the borrower in the amount of $2,800,000. The note accrues interest at a rate of 1.5% per month for the first 30 days and 1.25% per month thereafter, and matures on February 7, 2018. The promissory note will be paid in one monthly installment of interest of $42,000 for the first 30 days and two monthly installments of $35,000 thereafter. The promissory note is secured by (i) a first priority security interest in all the borrower’s right, title and interest in the Underlying Loan and the proceeds thereof; (ii) a first priority security interest in all of borrower’s right, title and interest in an unrelated, performing asset backed loan and the equipment related thereto; and (iii) a first priority security interest in borrower’s 100% membership interests in the special purpose entity that holds the Underlying Loan. During the year ended December 31, 2017, the Partnership received a payment of $42,000. On January 5, 2018, the Partnership received a payment of $42,000. On February 6, 2018, the Partnership received cash proceeds of $2,828,000 as payment in full of the asset backed equipment loan.

Agricultural Equipment

On November 9, 2017, the Partnership entered into a lease facility for $406,456 of agricultural equipment and supplies with a company based in Illinois. The finance lease requires 36 monthly payments of $13,819 with the first and last payments due in advance. The lease is secured by a first priority lien against the agricultural equipment and supplies and a personal guarantee from the company’s CEO.

Infrastructure Equipment

On December 4, 2017, the Partnership entered into a lease facility for $940,000 of railcar movers with a company based in Missouri. The finance lease requires 60 monthly payments of $16,468 with the first and last payments due in advance, and an additional final payment of $350,709. The lease is secured by a first priority lien against the railcar movers.

Collateralized Loan Receivable

On December 15, 2017, the Partnership entered into two assignment and purchase agreements with Arboretum Core Asset Finance Fund, L.P., a Delaware limited partnership, a fund managed by the Investment Manager, to purchase two seasoned and performing promissory notes for total cash of $130,559. The funds from the promissory notes with the borrower were used to acquire POS systems for multiple restaurants. The two promissory notes will be paid 13 monthly installments of principal and interest of $7,943 and $2,870, respectively. The notes accrue interest at a rate of 18% per annum and mature on January 1, 2019. The promissory notes are secured by a first priority lien with respect to the equipment.

Segment Information

We are engaged in a single business segment, the ownership and investment in leased equipment, which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease; and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, we may also purchase equipment and sell it directly to our leasing customers.

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

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases, and we generate all our revenues in geographic areas in the United States of America. For additional information, refer to Part II. Item 8. Financial Statement and Supplementary Data, Note 12 Geographic Information in the notes to our financial statements included in this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings.

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Units are not publicly traded, and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 28, 2018
General Partner	1
Limited Partners	268

We pay, at the sole discretion of our Investment Manager and contingent upon the availability of funds, quarterly cash distributions to each Limited Partner computed at 1.5% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution. During the year ended December 31, 2017, we made quarterly cash distributions to our Limited Partners totaling approximately $330,000, and we accrued $181,062 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $181,062 at December 31, 2017. While we did not pay any distributions during the period ended December 31, 2016, we declared and accrued our first quarterly distributions to our Limited Partners totaling $40,088 which resulted in a distributions payable to Limited Partners of $40,088 at December 31, 2016. At December 31, 2017 and 2016 we declared and accrued a distribution of approximately $4,701 and $401, respectively, for distributions due to our General Partner which resulted in distributions payable to our General Partner of approximately $5,102 and $401 at December 31, 2017 and 2016, respectively.

We are required pursuant to Financial Industry Regulatory Authority, Inc. (“FINRA”) Rule 2310(b)(5) to disclose in each annual report distributed to our Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is the net investment amount, which is based on the “Net Offering Proceeds” percentage shown in our estimated use of proceeds table in the prospectus for our public offering. This estimated per Unit value is $9.10 per Unit at December 31, 2017. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this estimated value. There is no significant public trading market for our Units at this time and none is expected to develop. There can be no assurance that Limited Partners could receive $9.10 per Unit if such a market did exist and they sold their Units, or that they will be able to receive such amount for their Units in the future. At December 31, 2017, we were in our Offering Period which we began on August 11, 2016 and our Operating Period which we began on October 3, 2016.

We may continue to use the net investment amount as our estimated per Unit value until a date prior to March 2, 2019, 150 days following the second anniversary of breaking escrow in our offering, pursuant to FINRA rules. Upon the expiration of such period, or earlier if our General Partner so chooses, the estimated value of our Units will be based on a valuation performed at least annually. When conducting such valuation, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated per Unit value; provided, however, that the determination of the estimated per Unit value must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. The valuation will be an estimate only, will be subject to various limitations and will be based on a number of assumptions and estimates that may or may not be accurate or complete. If we provide an estimated per Unit value of our Units based on a valuation prior to the conclusion of our offering, our General Partner may determine to modify the offering price to reflect the estimated value per Unit.

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

Item 6. Selected Financial Data.

The selected financial data should be read in conjunction with the financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2017	Period Ended December 31, 2016
Total revenue	$301,698	$38,855
Net loss	$(1,151,603)	$(274,750)
Net loss allocable to Limited Partners	$(1,140,087)	$(272,002)
Weighted average number of limited partnership interests outstanding	458,105.11	269,944.71
Net loss per weighted average number of limited partnership interests outstanding	$(2.49)	$(1.01)
Distributions paid to Limited Partners	$470,121	$40,088
Distributions per weighted average number of limited partnership interests outstanding	$1.03	$0.15

	December 31, 2017	December 31, 2016
Total assets	$8,199,923	$2,496,572
Partners’ Equity	$7,860,982	$2,282,661

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a Delaware limited partnership formed on January 14, 2016. Our fund operates under a structure which pools the capital invested by our partners. This pool of capital is then used to invest in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The pooled capital contributions are also used to pay fees and expenses associated with our organization and to fund a capital reserve.

Our principal investment strategy is to invest in business-essential, revenue-producing (or cost-savings) equipment with high in-place value and long, relative to the investment term, economic life and project financings. We expect to achieve our investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease; and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, we may also purchase equipment and sell it directly to our leasing customers.

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

We are currently in the Offering and Operating Period. The Offering Period will expire on the earlier of raising $250,000,000 in Limited Partner contributions (25,000,000 units at $10 per Unit) or August 11, 2018, which is two years from the date we were declared effective by the Securities and Exchange Commission (the “SEC”), unless extended by our General Partner, from time to time, in its sole discretion, by up to an additional 12 months. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and will last for four years from that date unless extended at the sole discretion of the General Partner. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

Our General Partner, our Investment Manager and their affiliates, including Securities in its capacity as our selling agent and certain non-affiliates (namely, Selling Dealers) receive fees and compensation from the offering of our Units, including the following, with any and all compensation paid to our General Partner solely in cash. We pay an underwriting fee of 2% of the gross proceeds of the offering (excluding proceeds, if any, we receive from the sale of our Units to our General Partner or its affiliates) to our selling agent or selling agents. While Securities initially acts as our exclusive selling agent, we may engage additional selling agents in the future. From these underwriting fees, a selling agent may pay Selling Dealers, a non-accountable marketing fee based upon such factors as the volume of sales of such Selling Dealers, the level of marketing support provided by such participating dealers and the assistance of such Selling Dealers in marketing the offering, or to reimburse representatives of such Selling Dealers for the costs and expenses of attending our educational conferences and seminars. This fee will vary, depending upon separately negotiated agreements with each Selling Dealer. In addition, we pay a sales commission to Selling Dealers up to 5% of the gross proceeds of the offering (excluding proceeds, if any, we receive from the sale of our Units to our General Partner or its affiliates).

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

Current Business Environment and Outlook

We believe that 2018 will continue to present attractive opportunities for equipment lease and asset finance investments. The Federal Reserve Board increased its benchmark interest rate several times in 2017, and is expected to further increase rates in 2018 making our financing more cost competitive with banks. While we expect interest rates to increase further during 2018, increases in interest rates generally result in increased returns on asset based investments. As lending institutions, such as banks, raise the interest rates they charge borrowers, the financing provided by us will become more cost competitive, and our market for potential investments will broaden. Although increase in interest rates will increase the cost of leverage, we do not expect a significant net effect on our gross margins because we do not plan on utilizing significant leverage in our portfolio. Our single investor leases and loans should benefit from any increase in interest rates over the long term. The competitive environment is firming up with a few large participants exiting the market, but with a growing number of well capitalized new participants prepared to absorb market share. As the market settles, we believe there is more opportunity than there has been in years to acquire seasoned portfolios of equipment leases and loans. We also believe that there may be opportunity for consolidation in the next year or two. Overall we think that businesses have a positive outlook for growth in 2018 and we anticipate capital asset and equipment acquisition will be an essential part of that growth.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2018 Equipment Leasing and Financing U.S. Economic Outlook” the U.S. economy’s growth in 2018 is poised to experience moderately strong growth of 2.7% while equipment and software investment should expand by about 9.1%. We believe that the U.S. economy appears to be back on solid footing and that credit market conditions are healthy and are not expected to inhibit business investment or the equipment finance industry. We also believe that U.S. manufacturing activity will increase over the near term with support from the current administration, that materials handling equipment investment growth and medical equipment investment growth will remain stable and that all other industrial equipment investment growth will likely rebound. We anticipate that railroad, aircraft and ship equipment investment growth will continue to strengthen, that trucks investment growth is poised to accelerate and that computers investment growth is likely to improve. While we do not anticipate making significant investment in these asset classes, we believe that the anticipated increases in investment growth in these classes will tie up a substantial amount of capital of other asset finance companies.

Equipment and software investment increased steadily during the first three quarters of 2017. We believe that the rebound in the energy sector is a key contributing factor towards the rebound in equipment investment, and that the rebound in the energy sector will benefit several equipment verticals. We also believe that most other verticals are exhibiting positive signs and appear primed to improve during the first half of 2018.

Recent Significant Transactions

Collateralized Loan Receivable

On June 26, 2017, we entered into a Commercial Finance Agreement (“CFA”) with a borrower to provide secured financing for $1,184,850 of warehouse racking equipment. The CFA is secured by the racking equipment, and accrues interest at a rate of 9% per annum and matures on June 26, 2020. The borrower will make 36 monthly payments as follows: one payment of $39,083, 11 monthly payments of $69,498 and 24 monthly payments of $20,222. In connection with the CFA, on June 26, 2017, we advanced $689,552 to the vendor as a progress payment for the equipment. On July 31, 2017, we advanced $495,298 to the vendor as the final payment for the equipment.

Collateralized Loan Receivable

On June 26, 2017, we entered into a loan agreement with a borrower to refinance the borrower’s debt. In connection with the refinancing, we received a promissory note from the borrower in the amount of $150,000. The note accrues interest at a rate of 12% per annum and matures on June 26, 2021. The promissory note will be paid through 48 monthly installments of principal and interest of $3,931. The promissory note is secured by a first priority security interest in all the borrower’s assets and personal guarantees by the borrower’s principals as well as a corporate guarantee of an affiliate of the borrower.

Asset Backed Equipment Loan

On November 7, 2017, we entered into a loan agreement with a borrower to provide short term bridge financing, which funds were used to acquire the rights, title, and interest in an asset backed equipment loan (the “Underlying Loan”). In connection with the loan agreement, we received a promissory note from the borrower in the amount of $2,800,000. The note accrues interest at a rate of 1.5% per month for the first 30 days and 1.25% per month thereafter, and matures on February 7, 2018. The promissory note will be paid in one monthly installment of interest of $42,000 for the first 30 days and two monthly installments of $35,000 thereafter. The promissory note is secured by (i) a first priority security interest in all the borrower’s right, title and interest in the Underlying Loan and the proceeds thereof; (ii) a first priority security interest in all of borrower’s right, title and interest in an unrelated, performing asset backed loan and the equipment related thereto; and (iii) a first priority security interest in borrower’s 100% membership interests in the special purpose entity that holds the Underlying Loan. During the year ended December 31, 2017, we received a payment of $42,000. On January 5, 2018, we received a payment of $42,000. On February 6, 2018, we received cash proceeds of $2,828,000 as payment in full of the asset backed equipment loan.

Agricultural Equipment

On November 9, 2017, we entered into a lease facility for $406,456 of agricultural equipment and supplies with a company based in Illinois. The finance lease requires 36 monthly payments of $13,819 with the first and last payments due in advance. The lease is secured by a first priority lien against the agricultural equipment and supplies and a personal guarantee from the company’s CEO.

Infrastructure Equipment

On December 4, 2017, we entered into a lease facility for $940,000 of railcar movers with a company based in Missouri. The finance lease requires 60 monthly payments of $16,468 with the first and last payments due in advance, and an additional final payment of $350,709. The lease is secured by a first priority lien against the railcar movers.

Collateralized Loan Receivable

On December 15, 2017, we entered into two assignment and purchase agreements with Arboretum Core Asset Finance Fund, L.P., a Delaware limited partnership, a fund managed by the Investment Manager, to purchase two seasoned and performing promissory notes for total cash of $130,559. The funds from the promissory notes with the borrower were used to acquire point-of-sale systems for multiple restaurants. The two promissory notes will be paid in 13 monthly installments of principal and interest of $7,943 and $2,870, respectively. The notes accrue interest at a rate of 18% per annum and mature on January 1, 2019. The promissory notes are secured by a first priority lien with respect to the equipment.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value; (ii) the lessee is experiencing financial difficulties; and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has determined that ASU No 2016-15 will not have a significant impact on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Partnership is currently evaluating the impact of this guidance on its financial statements.

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Partnership does not expect the guidance to have a material effect on its financial statements as ASU 2014-09 is not applicable to financial instruments or leases and, therefore, will not affect the majority of the Partnership's revenues.

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

During our Operating Period, which began on October 3, 2016, the date of our initial closing, we will use the majority of our net offering proceeds from Limited Partner capital contributions to acquire our initial investments. As our investments mature, we anticipate reinvesting the cash proceeds in additional investments in leased equipment and financing transactions, to the extent that the cash will not be needed for expenses, reserves and distributions to our Limited Partners. During this time-frame we expect both rental income and finance income to increase substantially as well as related expenses such as depreciation and amortization. During the Operating Period, we believe the majority of our cash outflows will be from investing activities as we acquire additional investments and to a lesser extent from financing activities from our paying quarterly distributions to our Limited Partners. Our cash flow from operations is expected to increase, primarily from the collection of rental and interest payments.

Results of Operations for the Year Ended December 31, 2017 and the Period Ended December 31, 2016

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period, we expect to generate the majority of our cash inflow from financing activities though the sale of our Units to investors. Through December 31, 2017, we admitted 237 Limited Partners with total capital contributions of $11,382,618 resulting in the sale of 1,138,261.78 Units. We received cash contributions of $10,909,599 and applied $473,019 which would have otherwise been paid as sales commission to the purchase of 47,301.90 additional Units.

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

Our revenue for the year ended December 31, 2017 and the period ended December 31, 2016 are summarized as follows:

	Year Ended December 31, 2017	Period Ended December 31, 2016
Revenue:
Rental income	$109,024	$18,171
Finance income	81,709	20,368
Interest income	110,365	-
Other income	600	316
Total Revenue	$301,698	$38,855

For the year ended December 31, 2017, we earned $109,024 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $384,500 and recognized $81,709 in finance income from five finance leases during the same period. We also recognized $110,365 in interest income from collateralized loans receivable during the same period. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2018.

For the period ended December 31, 2016, we earned $18,171 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $75,500 and recognized $20,368 in finance income from two finance leases during the same period.

Our expenses for the year ended December 31, 2017 and the period ended December 31, 2016 are summarized as follows:

	Year Ended December 31, 2017	Period Ended December 31, 2016
Expenses:
Management fees — Investment Manager	$750,000	$183,468
Depreciation	95,601	16,123
Professional fees	349,390	76, 664
Administration expense	242,939	35,320
Other expenses	15,371	2,030
Total Expenses	$1,453,301	$313,605

For the year ended December 31, 2017, we incurred $1,453,301 in total expenses. We paid $750,000 in management fees to our Investment Manager during the year ended December 31, 2017. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $95,601 in depreciation expense and $242,939 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred $349,390 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Loss

As a result of the factors discussed above, we reported a net loss for the year ended December 31, 2017 of $1,151,603 as compared to a net loss of $274,750 for the period ended December 31, 2016.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31, 2017	Period Ended December 31, 2016
Cash provided by (used in):
Operating activities	$(759,953)	$(101,247)
Investing activities	$(5,259,427)	$(1,316,708)
Financing activities	$6,804,599	$2,669,073

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

Operating Activities

Cash used in operating activities for the year ended December 31, 2017 was $759,953 and was primarily driven by the following factors: a net loss for the year ended December 31, 2017 of approximately $1,152,000 and finance income of approximately $82,000. Offsetting these fluctuations was depreciation expense of approximately $96,000, receipt of approximately $384,500 in minimum rental payments from finance leases acquired during the period, and an increase of deferred revenue of approximately $38,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

Cash used in operating activities for the period ended December 31, 2016 was $101,247 and was primarily driven by the following factors: a net loss for the period ended December 31, 2016 of approximately $275,000 and finance income of approximately $20,000. Offsetting these fluctuations was depreciation expense of approximately $16,000, receipt of approximately $75,500 in minimum rental payments from finance leases acquired during the period, an increase of accounts payable of approximately $91,000 and an increase of deferred revenue of approximately $12,000.

Investing Activities

Cash used in investing activities was $5,259,427 for the year ended December 31, 2017, which consisted of approximately $4,292,000 and $1,408,000 that we paid for the purchase of collateralized loan receivables and finance leases, respectively, slightly offset by $440,000 in cash received from collateralized loan receivables.

Cash used in investing activities was $1,316,708 for the period ended December 31, 2016, which consisted of approximately $982,000 and $335,000 that we paid for the purchase of equipment subject to finance leases and operating leases, respectively.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 was $6,804,599 and was primarily due to cash proceeds received of approximately $7,746,000 from the sale of our Units to Limited Partners. Offsetting this increase were payments of approximately $330,000 in distributions to limited partners, $284,000 for organizational and offering costs, and $318,000 for underwriting fees.

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

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions, and we anticipate further increasing our distribution rate beginning as of March 31, 2018 to 7.0% annually, paid quarterly at 1.75%, of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the year ended December 31, 2017, we made quarterly cash distributions to our Limited Partners totaling approximately $330,000, and we accrued $181,062 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $181,062 at December 31, 2017. While we did not pay any distributions during the period ended December 31, 2016, we declared and accrued our first quarterly distributions to our Limited Partners totaling $40,088 which resulted in a distributions payable to Limited Partners of $40,088 at December 31, 2016. At December 31, 2017 and 2016 we declared and accrued a distribution of approximately $4,701 and $401, respectively, for distributions due to our General Partner which resulted in distributions payable to our General Partner of $5,102 and $401 at December 31, 2017 and 2016, respectively.

Commitments and Contingencies

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

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

On January 18, 2018, we entered into a lease facility for $2,188,377 of fabrication equipment with a company based in Texas. The lease requires 42 monthly payments of $57,199 with the first and last payments due in advance. The lease is secured by a first priority lien against the fabrication equipment. On January 30, 2018 and on February 14, 2018, we advanced $1,079,895 and $647,122, respectively, under this lease facility.

On February 5, 2018, we entered into a lease facility for $245,219 of virtual office software equipment with a company based in Florida. The lease requires 24 monthly payments of $12,020 with the first and last payments due in advance. The lease is secured by a first priority lien against the virtual office software equipment. On February 5, 2018, we advanced $245,219 under this lease facility.

On February 6, 2018, we received cash proceeds of $2,828,000 as payment in full of an asset backed equipment loan.

On February 9, 2018, we funded a lease facility for $48,850 of agricultural equipment and supplies with a company based in Illinois. The finance lease requires 36 monthly payments of $1,661 with the first and last payments due in advance. The lease is secured by a first priority lien against the agricultural equipment and supplies and a personal guarantee from the company’s CEO.

On February 12, 2018, we entered into a lease facility for $1,500,000 of multimedia content equipment with a global company. The lease requires 36 monthly payments of $49,328 with the first payment due in advance. The lease is secured by a first priority lien against the multimedia content equipment. On February 14, 2018, we advanced $1,015,720 under this lease facility.

On March 9, 2018, we entered into a lease facility for $88,233 of restaurant kitchen equipment with a company based in Pennsylvania. The lease requires 42 monthly payments of $2,669 with the first and last payments due in advance. The lease is secured by a first priority lien against the restaurant kitchen equipment. On March 13, 2018, we advanced $88,233 under this lease facility.

From January 1, 2018 through March 28, 2018, we admitted an additional 31 Limited Partners with total capital contributions of $800,132 resulting in the sale of 80,013.16 Units. We received cash contributions of $785,000 and applied $15,132 which would have otherwise been paid as sales commissions to the purchase of 1,153.16 additional Units. We paid or accrued an underwriting fee to Securities and outside brokers totaling $15,700 and $24,875, respectively.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of SQN Asset Income Fund V, L.P.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SQN Asset Income Fund V, L.P. (the “Partnership”) as of December 31, 2017 and 2016, the related statements of operations, changes in partners’ equity, and cash flows for the year ended December 31, 2017 and for the period from January 14, 2016 (Inception) to December 31, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and for the period from January 14, 2016 (Inception) to December 31, 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

New York, New York

We have served as the Partnership’s auditor since 2016.

March 29, 2018

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Balance Sheets

	December 31, 2017	December 31, 2016

Assets

Cash and cash equivalents	$2,036,337	$1,180,918
Restricted cash	-	70,200
Investments in finance leases, net	2,032,092	926,751
Investments in equipment subject to operating leases, net	223,102	318,703
Collateralized loans receivable, including accrued interest of $28,997 and $0	3,880,331	-
Other assets	28,061	-
Total Assets	$8,199,923	$2,496,572

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$103,158	$90,602
Loan payable	-	1,000
Distributions payable to Limited Partners	181,062	40,088
Distributions payable to General Partner	5,102	401
Subscriptions received in advance	-	70,173
Deferred revenue	49,619	11,647
Total Liabilities	338,941	213,911

Partners’ Equity (Deficit):
Limited Partners	7,880,248	2,285,710
General Partner	(19,266)	(3,049)
Total Equity	7,860,982	2,282,661
Total Liabilities and Partners’ Equity	$8,199,923	$2,496,572

The accompanying notes are an integral part of these financial statements.

SQN Asset Income Fund V, L.P.

Statements of Operations

For the Year Ended December 31, 2017 and for the Period from January 14, 2016 (Inception) to December 31, 2016

	For the year ended	For the period ended
	December 31, 2017	December 31, 2016
Revenue
Rental income	$109,024	$18,171
Finance income	81,709	20,368
Interest income	110,365	-
Other income	600	316
Total Revenue	301,698	38,855

Expenses
Management fees - Investment Manager	750,000	183,468
Depreciation	95,601	16,123
Professional fees	349,390	76,664
Administration expense	242,939	35,320
Other expenses	15,371	2,030
Total Expenses	1,453,301	313,605
Net loss	$(1,151,603)	$(274,750)

Net loss attributable to the Partnership
Limited Partners	$(1,140,087)	$(272,002)
General Partner	(11,516)	(2,748)
Net loss attributable to the Partnership	$(1,151,603)	$(274,750)

Weighted average number of limited partnership interests outstanding	458,105.11	269,944.71

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(2.49)	$(1.01)

The accompanying notes are an integral part of these financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Statements of Changes in Partners’ Equity

For the year ended December 31, 2017 and for the Period from January 14, 2016 (Inception) to December 31, 2016

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners
Balance, January 14, 2016	-	$-	$-	$-

Partners’ capital contributions	332,548.10	3,326,581	100	3,326,481
Offering expenses	-	(495,950)	-	(495,950)
Underwriting fees	-	(232,731)	-	(232,731)
Net loss	-	(274,750)	(2,748)	(272,002)
Distributions to partners	-	(40,489)	(401)	(40,088)

Balance, December 31, 2016	332,548.10	$2,282,661	$(3,049)	$2,285,710

Partners’ capital contributions	805,713.68	8,057,137	-	8,057,137
Offering expenses	-	(283,644)	-	(283,644)
Underwriting fees	-	(558,997)	-	(558,997)
Net loss	-	(1,151,603)	(11,516)	(1,140,087)
Distributions to partners	-	(474,822)	(4,701)	(470,121)
Redemptions to partners	(961.54)	(9,750)	-	(9,750)

Balance, December 31, 2017	1,137,300.24	$7,860,982	$(19,266)	$7,880,248

The accompanying notes are an integral part of these financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Statements of Cash Flows

For the year ended December 31, 2017 and for the Period from January 14, 2016 (Inception) to December 31, 2016

	For the year ended December 31, 2017	For the period ended December 31, 2016

Cash flows used in operating activities:
Net loss	$(1,151,603)	$(274,750)

Adjustments to reconcile net loss to net cash used in operating activities:
Finance income	(81,709)	(20,368)
Accrued interest income	(110,274)	-
Depreciation	95,601	16,123
Change in operating assets and liabilities:
Minimum rents receivable	384,460	75,499
Accrued interest income	81,278	-
Other assets	(28,061)	-
Accounts payable and accrued liabilities	12,383	90,602
Deferred revenue	37,972	11,647
Net cash used in operating activities	(759,953)	(101,247)

Cash flows used in investing activities:
Purchase of finance leases	(1,408,092)	(981,882)
Purchase of equipment subject to operating leases	-	(334,826)
Cash paid for collateralized loans receivable	(4,291,715)	-
Cash received from collateralized loans receivable	440,380	-
Net cash used in investing activities	(5,259,427)	(1,316,708)

Cash flows from financing activities:
Cash received from loan payable	-	1,000
Repayments of loan payable	(1,000)	-
Cash received from Limited Partner capital contributions	7,745,849	3,094,750
Cash received from General Partner capital contribution	-	100
Cash paid for Limited Partner distributions	(329,147)	-
Cash paid for Limited Partner redemptions	(9,750)	-
Cash paid for underwriting fees	(317,709)	(1,000)
Cash paid for offering costs	(283,644)	(495,950)
Cash received from subscriptions received in advance	-	70,173
Net cash provided by financing activities	6,804,599	2,669,073

Net increase in cash and cash equivalents	785,219	1,251,118
Cash and cash equivalents, beginning of period	1,251,118	-

Cash and cash equivalents, end of period	$2,036,337	$1,251,118

Supplemental disclosure of non-cash investing and financing activities:
Units issued as underwriting fee discount	$241,288	$231,731
Distributions payable to General Partner	$4,701	$401
Distributions payable to Limited Partners	$140,974	$40,088

The accompanying notes are an integral part of these financial statements.

SQN Asset Income Fund V, L.P.

Notes to Financial Statements

For the year ended December 31, 2017 and for the Period from January 14, 2016 (Inception) to December 31, 2016

1. Organization and Nature of Operations.

Organization — SQN Asset Income Fund V, L.P. (the “Partnership”) was formed on January 14, 2016, as a Delaware limited partnership and is engaged in a single business segment, the ownership and investment in leased equipment and related financings which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease; and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. The Partnership will terminate no later than December 31, 2040.

Nature of Operations — The principal investment strategy of the Partnership is to invest in business-essential, revenue-producing (or cost-saving) equipment or other physical assets with high in-place value and long, relative to the investment term, economic life and other financings. The Partnership executes its investment strategy by making investments in equipment already subject to lease or originating equipment leases and loans in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financings; (iii) acquiring equipment subject to lease; and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership may use other investment structures that SQN Investment Advisors, LLC (the “Investment Manager”) believes will provide the Partnership with an appropriate level of security, collateralization, and flexibility to optimize its return on its investment while protecting against downside risk. In many cases, the structure will include the Partnership holding title to or a priority or controlling position in the equipment or other asset.

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

SQN Securities, LLC (“Securities”), a Delaware limited liability company, is affiliated with the General Partner. Securities acted as the initial selling agent for the offering of the units (“Units”). The Units are offered on a “best efforts,” “minimum-maximum” basis.

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly at 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). During the year ended December 31, 2017, the Partnership made quarterly cash distributions to its Limited Partners totaling approximately $330,000, and accrued $181,062 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $181,062 at December 31, 2017. During the period ended December 31, 2016, the Partnership declared and accrued its first quarterly distributions to its Limited Partners totaling $40,088 which resulted in a distributions payable to Limited Partners of $40,088 at December 31, 2016. At December 31, 2017 and 2016, the Partnership declared and accrued a distribution of approximately $4,701 and $401, respectively, for distributions due to the General Partner which resulted in distributions payable to the General Partner of approximately $5,102 and $401 at December 31, 2017 and 2016, respectively.

From August 11, 2016 through December 31, 2017, the Partnership admitted 237 Limited Partners with total capital contributions of $11,382,618 resulting in the sale of 1,138,261.78 Units. The Partnership received cash contributions of $10,909,599 and applied $473,019 which would have otherwise been paid as sales commissions to the purchase of 47,301.90 additional Units.

2. Summary of Significant Accounting Policies.

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

Restricted Cash — Restricted cash primarily consisted of cash held in an escrow account from subscriptions received in advance which were released upon the receipt and acceptance by the General Partner.

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

Asset Impairments — Assets in the Partnership’s investment portfolio, which are considered long-lived assets, are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and is recorded in the statement of operations in the period the determination is made. The events or changes in circumstances that generally indicate that an asset may be impaired are: (i) the estimated fair value of the underlying equipment is less than its carrying value; (ii) the lessee is experiencing financial difficulties; and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to recover the carrying value of the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2017 and 2016, an allowance for doubtful lease, notes and loan accounts is not provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

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

The Partnership has adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2017 and 2016, and does not expect any material adjustments to be made. The tax years 2017 and 2016 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has determined that ASU No 2016-15 will not have a significant impact on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Partnership is currently evaluating the impact of this guidance on its financial statements.

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Partnership does not expect the guidance to have a material effect on its financial statements as ASU 2014-09 is not applicable to financial instruments or leases and, therefore, will not affect the majority of the Partnership's revenues.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the financial statements.

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at December 31, 2017 and 2016.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the year ended December 31, 2017 and period ended December 31, 2016, the Partnership paid $750,000 and $183,468, respectively, in management fees to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the year ended December 31, 2017 and period ended December 31, 2016, the Partnership paid $40,193 and $18,857, respectively, of structuring fees to the Investment Manager.

On December 15, 2017, the Partnership entered into two assignment and purchase agreements with Arboretum Core Asset Finance Fund, L.P., a Delaware limited partnership, a fund managed by the Investment Manager, to purchase two seasoned and performing promissory notes for total cash of $130,559. The funds from the promissory notes with the borrower were used to acquire point-of-sale systems for multiple restaurants. The two promissory notes will be paid in 13 monthly installments of principal and interest of $7,943 and $2,870, respectively. The notes accrue interest at a rate of 18% per annum and mature on January 1, 2019. The promissory notes are secured by a first priority lien with respect to the equipment. For the year ended December 31, 2017, the promissory notes earned interest income of $787.

Securities is a Delaware limited liability company and is a majority-owned subsidiary of an affiliate of the Partnership’s Investment Manager. Securities in its capacity as the Partnership’s selling agent receives an underwriting fee of 2% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, the Partnership receives from the sale of the Partnership’s Units to the General Partner or its affiliates). While Securities is initially acting as the Partnership’s exclusive selling agent, the Partnership may engage additional selling agents in the future.

For the year ended December 31, 2017 and for the period ended December 31, 2016, the Partnership incurred the following transactions with Securities:

	Year Ended December 31, 2017	Period Ended December 31, 2016

Balance - beginning of year	$—	$—
Underwriting fees earned by Securities	154,917	1,000
Payments by the Partnership to Securities	(154, 917)	(1,000)
Balance - end of year	$—	$—

For the year ended December 31, 2017 and for the period ended December 31, 2016, the Partnership incurred the following underwriting fee transactions:

	Year Ended	Period Ended
	December 31, 2017	December 31, 2016
Underwriting discount incurred by the Partnership	$241,288	$231,731
Underwriting fees earned by Securities	154,917	1,000
Underwriting fees paid to outside brokers	162,792	—
Total underwriting fees	$558,997	$232,731

4. Investments in Finance Leases.

At December 31, 2017 and 2016, net investments in finance leases consisted of the following:

	2017	2016
Minimum rents receivable	$2,422,090	$970,258
Estimated unguaranteed residual value	128,970	68,002
Unearned income	(518,968)	(111,509)

	$2,032,092	$926,751

Computer Equipment

On October 6, 2016, the Partnership funded a lease facility for $680,020 of Apple computers with a private school in New York City. The finance lease requires 36 monthly payments of $17,402. The lessee made a down payment of $102,002 and the remainder amount was funded by the Partnership. The lease is secured by ownership of the equipment. At December 31, 2017, there were no significant changes to this lease.

Furniture and Kitchen Equipment

On October 21, 2016, the Partnership funded a finance lease for $357,020 of an assortment of school furniture and kitchen equipment with a public charter school in New Jersey. The finance lease requires 36 monthly payments of $11,647 with the first and last payments due in advance. The lease is secured by a first priority lien against the equipment. At December 31, 2017, there were no significant changes to this lease.

Agricultural Equipment

On November 9, 2017, the Partnership funded a lease facility for $406,456 of agricultural equipment and supplies with a company based in Illinois. The finance lease requires 36 monthly payments of $13,819 with the first and last payments due in advance. The lease is secured by a first priority lien against the agricultural equipment and supplies and a personal guarantee from the company’s CEO.

Infrastructure Equipment

On December 4, 2017, the Partnership entered into a lease facility for $940,000 of railcar movers with a company based in Missouri. The finance lease requires 60 monthly payments of $16,468 with the first and last payments due in advance, and an additional final payment of $350,709. The lease is secured by a first priority lien against the railcar movers.

5. Investment in Equipment Subject to Operating Leases.

On October 18, 2016, the Partnership funded a lease facility for $318,882 for 16 pizza ovens to five separate lessees. Each lease has a 36 month term with various monthly payments. Each lease is secured by ownership of the equipment and by a corporate guarantee of the parent of the lessees.

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2017 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Food equipment	$334,826	$111,724	$223,102
	$334,826	$111,724	$223,102

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2016 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Food equipment	$334,826	$16,123	$318,703
	$334,826	$16,123	$318,703

Depreciation expense for the year ended December 31, 2017 and the period ended December 31, 2016 was $95,601 and $16,123, respectively.

6. Collateralized Loans Receivable.

On June 26, 2017, the Partnership entered into a Commercial Finance Agreement (“CFA”) with a borrower to provide secured financing for $1,184,850 of warehouse racking equipment. The CFA is secured by the racking equipment, and accrues interest at a rate of 9% per annum and matures on June 26, 2020. The borrower will make 36 monthly payments as follows: one payment of $39,083, 11 monthly payments of $69,498 and 24 monthly payments of $20,222. In connection with the CFA, on June 26, 2017, the Partnership advanced $689,552 to the vendor as a progress payment for the equipment. On July 31, 2017, the Partnership advanced $495,298 to the vendor as the final payment for the equipment. For the year ended December 31, 2017, the CFA earned interest income of $33,533.

On June 26, 2017, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s debt. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $150,000. The note accrues interest at a rate of 12% per annum and matures on June 26, 2021. The promissory note will be paid through 48 monthly installments of principal and interest of $3,931. The promissory note is secured by a first priority security interest in all of the borrower’s assets and personal guarantees of the borrower’s principals as well as a corporate guarantee of an affiliate of the borrower. For the year ended December 31, 2017, the promissory note earned interest income of $6,857.

On November 7, 2017, the Partnership entered into a loan agreement with a borrower to provide short term bridge financing, which funds were used to acquire the rights, title, and interest in an asset backed equipment loan (the “Underlying Loan”). In connection with the loan agreement, the Partnership received a promissory note from the borrower in the amount of $2,800,000. The note accrues interest at a rate of 1.5% per month for the first 30 days and 1.25% per month thereafter, and matures on February 7, 2018. The promissory note will be paid in one monthly installment of interest of $42,000 for the first 30 days and two monthly installments of $35,000 thereafter. The promissory note is secured by (i) a first priority security interest in all the borrower’s right, title and interest in the Underlying Loan and the proceeds thereof; (ii) a first priority security interest in all of borrower’s right, title and interest in an unrelated, performing asset backed loan and the equipment related thereto; and (iii) a first priority security interest in borrower’s 100% membership interests in the special purpose entity that holds the Underlying Loan. For the year ended December 31, 2017, the promissory note earned interest income of $69,097. During the year ended December 31, 2017, the Partnership received a payment of $42,000. On January 5, 2018, the Partnership received a payment of $42,000. On February 6, 2018, the Partnership received cash proceeds of $2,828,000 as payment in full of the asset backed equipment loan.

The future principal maturities of the Partnership’s collateralized loans receivable at December 31, 2017 are as follows:

Years ending December 31,
2018	$3,409,066
2019	276,881
2020	142,396
2021	22,991
2022	—
Thereafter	—
Total	$3,851,334

7. Fair Value of Financial Instruments.

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term maturities.

As of December 31, 2017 and 2016, the Partnership evaluated the carrying values of its financial instruments and they approximate fair value.

8. Income Tax Reconciliation (unaudited).

As of December 31, 2017 and 2016, total Partners’ Equity included in the financial statements was $7,860,982 and $2,282,661, respectively. As of December 31, 2017 and 2016, total Partners’ Equity for federal income tax purposes was $5,876,416 and $2,778,604. The primary differences are organizational and offering expenses and distribution expenses, which are a reduction in Limited Partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes and differences in depreciation and amortization for financial reporting purposes and federal income tax purposes.

The following table reconciles the net loss for financial statement reporting purposes to the net loss for federal income tax purposes for the year ended December 31, 2017 and the period ended December 31, 2016:

	For the Year Ended	For the Period Ended
	December 31, 2017	December 31, 2016
Net loss per financial statements	$(1,151,603)	$(274,750)
Depreciation and amortization	31,986	(159,666)
Advanced rental payments	37,972	11,647
Net loss for federal income tax purposes	$(1,081,645)	$(422,769)

9. Indemnifications.

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

10. Selected Quarterly Financial Data.

The following table is a summary of selected financial data, by quarter:

	Quarterly Information (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2017
Total revenue	$47,781	$46,664	$85,597	$121,656	$301,698

Net loss allocable to Limited Partners	$(311,133)	$(240,088)	$(204,513)	$(384,353)	$(1,140,087)
Weighted average number of limited partnership interests outstanding	298,331.38	553,840.13	867,061.69	1,105,437.75	458,105.11
Net loss attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$(1.04)	$(0.43)	$(0.24)	$(0.35)	$(2.49)

	Quarterly Information (unaudited)				Period Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2016
Total revenue	$—	$—	$—	$38,855	$38,855

Net loss allocable to Limited Partners	$—	$—	$—	$(272,002)	$(272,002)
Weighted average number of limited partnership interests outstanding	—	—	—	269,944.71	269,944.71
Net loss attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$—	$—	$—	$(1.01)	$(1.01)

11. Business Concentrations.

For the year ended December 31, 2017 and the period ended December 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2017, the Partnership had three leases which accounted for approximately 52%, 33% and 13% of the Partnership’s income derived from finance leases. For the period ended December 31, 2016, the Partnership had two leases which accounted for approximately 66% and 34% of the Partnership’s income derived from finance leases. For the year ended December 31, 2017, the Partnership had two promissory notes which accounted for approximately 63% and 30% of the Partnership’s interest income derived from collateralized loans receivable.

At December 31, 2017, the Partnership had five lessees which accounted for approximately 24%, 23%, 21%, 20%, and 12% of the Partnership’s investment in finance leases. At December 31, 2016, the Partnership had two lessees which accounted for approximately 62% and 38% of the Partnership’s investment in finance leases. At December 31, 2017 and 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. For the year ended December 31, 2017, the Partnership had two promissory notes which accounted for approximately 73% and 20% of the Partnership’s investment in collateralized loans receivable.

12. Geographic Information.

Geographic information for revenue for the year ended December 31, 2017 and the period ended December 31, 2016 was as follows:

	Year Ended December 31, 2017
	United States	Total
Revenue:
Rental income	$109,024	$109,024
Finance income	$81,709	$81,709
Interest income	$110,365	$110,365

	Period Ended December 31, 2016
	United States	Total
Revenue:
Rental income	$18,171	$18,171
Finance income	$20,368	$20,368

Geographic information for long-lived assets at December 31, 2017 and 2016 was as follows:

	December 31, 2017
	United States	Total
Long-lived assets:
Investment in finance leases, net	$2,032,092	$2,032,092
Investments in equipment subject to operating leases, net	$223,102	$223,102
Collateralized loan receivable, including accrued interest	$3,880,331	$3,880,331

	December 31, 2016
	United States	Total
Long-lived assets:
Investment in finance leases, net	$926,751	$926,751
Investments in equipment subject to operating leases, net	$318,703	$318,703

13. Commitments and Contingencies.

As of December 31, 2017 and 2016, the Partnership did not have any unfunded commitments for any investments.

14. Subsequent Events.

On January 18, 2018, the Partnership entered into a lease facility for $2,188,377 of fabrication equipment with a company based in Texas. The lease requires 42 monthly payments of $57,199 with the first and last payments due in advance. The lease is secured by a first priority lien against the fabrication equipment. On January 30, 2018 and on February 14, 2018, the Partnership advanced $1,079,895 and $647,122, respectively, under this lease facility.

On February 5, 2018, the Partnership entered into a lease facility for $245,219 of virtual office software equipment with a company based in Florida. The lease requires 24 monthly payments of $12,020 with the first and last payments due in advance. The lease is secured by a first priority lien against the virtual office software equipment. On February 5, 2018, the Partnership advanced $245,219 under this lease facility.

On February 6, 2018, the Partnership received cash proceeds of $2,828,000 as payment in full of an asset backed equipment loan.

On February 9, 2018, the Partnership funded a lease facility for $48,850 of agricultural equipment and supplies with a company based in Illinois. The finance lease requires 36 monthly payments of $1,661 with the first and last payments due in advance. The lease is secured by a first priority lien against the agricultural equipment and supplies and a personal guarantee from the company’s CEO.

On February 12, 2018, the Partnership entered into a lease facility for $1,500,000 of multimedia content equipment with a global company. The lease requires 36 monthly payments of $49,328 with the first payment due in advance. The lease is secured by a first priority lien against the multimedia content equipment. On February 14, 2018, the Partnership advanced $1,015,720 under this lease facility.

On March 9, 2018, the Partnership entered into a lease facility for $88,233 of restaurant kitchen equipment with a company based in Pennsylvania. The lease requires 42 monthly payments of $2,669 with the first and last payments due in advance. The lease is secured by a first priority lien against the restaurant kitchen equipment. On March 13, 2018, the Partnership advanced $88,233 under this lease facility.

From January 1, 2018 through March 28, 2018, the Partnership admitted an additional 31 Limited Partners with total capital contributions of $800,132 resulting in the sale of 80,013.16 Units. The Partnership received cash contributions of $785,000 and applied $15,132 which would have otherwise been paid as sales commissions to the purchase of 1,153.16 additional Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $15,700 and $24,875, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2017, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of December 31, 2017. Based on the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our General Partner’s disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

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

Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, conducted an evaluation of the effectiveness of our General Partner’s internal control over financial reporting as of December 31, 2017 based on the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on their assessment, our General Partner’s management concluded that, as of December 31, 2017, its internal control over financial reporting was effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our General Partner’s internal control over financial reporting during the period ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our General Partner

Our General Partner is SQN AIF V GP, LLC, a Delaware limited liability company with offices at 100 Arboretum Drive, Suite 105, Portsmouth, New Hampshire 03801. Our General Partner was formed in January 2016. The sole member of our General Partner is SQN Investment Advisors, LLC, our Investment Manager. The executive officers of our General Partner are as follows:

Name	Age	Position
Claudine Aquillon	53	Chief Executive Officer and Chief Operating Officer
Michael Miroshnikov	35	President
Joshua Yifat	45	Chief Financial Officer
Michael C. Ponticello	39	Executive Vice President
Carmine Cozelino	41	Senior Vice President

Biographical information regarding the officers and directors of our General Partner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager is SQN Investment Advisors, LLC, a Delaware limited liability company, with offices at 100 Arboretum Drive, Suite 105, Portsmouth, New Hampshire 03801. Our Investment Manager was formed in March 2016 to act as the manager of direct participation programs, and together with certain executive officers who are members of its investment committee, is responsible for selecting, managing and disposing of our assets, equipment, leases and loans. In this regard, after we received the minimum offering proceeds and held our initial closing, we entered into the Management, Origination and Servicing Agreement under which our Investment Manager originates leases and other investments for us and services our portfolio of leases and other investments. Our Investment Manager is responsible for all aspects of the performance by its affiliates of services necessary to our operation and for the facilities, personnel, equipment, financial and other resources used by its affiliates in the performance of those services. The executive officers and advisor of our Investment Manager are as follows

Name	Age	Position
Claudine Aquillon	53	Chief Executive Officer and Chief Operating Officer
Michael Miroshnikov	35	President
Joshua Yifat	45	Chief Financial Officer
Michael C. Ponticello	39	Executive Vice President
Carmine Cozelino	41	Senior Vice President

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

Michael Miroshnikov has served as President of our General Partner and our Investment Manager since inception. Mr. Miroshnikov was a founder of SQN Capital Management, LLC and, since 2013, has spearheaded the growth and development of SQN Capital Management LLC’s acquisition and origination division. Mr. Miroshnikov is also Managing Director of SQN Venture Partners, a manager of a venture debt fund. Mr. Miroshnikov served as an investment committee member for SQN SOF, SQN III and SQN IV. Mr. Miroshnikov began his career in the equipment leasing and finance industry in 2002. Since 2007, Mr. Miroshnikov has played an integral role at SQN Capital Management, LLC in a variety of capacities including operations, compliance, acquisitions and executive management. Mr. Miroshnikov possesses a specific expertise in technology, manufacturing, medical, marine, energy and aviation assets and the respective industries. In 2005, he graduated Cum Laude with a B.A. in Investment Finance from the Zicklin School of Business at Baruch College and in 2009 received a Juris Doctorate degree from Brooklyn Law School. He also holds Series 7, 24, and 63 licenses.

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

Carmine Cozelino has served as Senior Vice President of our General Partner and our Investment Manager since inception. Mr. Cozelino joined SQN Capital Management, LLC and SQN Securities, LLC in 2014 and serves as Senior Vice President of each of those entities. Mr. Cozelino brings a diverse professional background to our Investment Manager. His key attribute is an in-depth knowledge of sales and marketing with a focus on product structuring, working with non-traded investments including asset backed financing, specializing in equipment finance and real estate. Prior to joining SQN Capital Management, LLC and SQN Securities, LLC, Mr. Cozelino most recently served as Vice President Product Specialist with ICON Investments focusing on non-traded equipment funds. He also served as Vice President and National Sales Desk Manager with ICON Investments where he held multiple sales leadership roles since 2008. Prior to that time, Mr. Cozelino was a Senior Regional Consultant with Alliance Bernstein charged with mutual fund and separately managed account distribution across the Midwest, working with Registered Investment Advisors, wire houses, and independent Broker-Dealer representatives. Mr. Cozelino received his B.A. in Political Science and International Affairs from Hofstra University and holds Series 7, 39 and 63 Licenses.

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by our General Partner that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may request a copy of this code of ethics by mailing or request to our General Partner at SQN AIF V GP, LLC, 100 Arboretum Drive, Suite 105, Portsmouth, New Hampshire 03801.

We are not required to and do not have an independent audit committee or a financial expert.

Item 11. Executive Compensation.

We do not pay the officers or directors of our General Partner, our Investment Manager or their affiliates any compensation. However, we will pay our General Partner, our Investment Manager and their affiliate’s fees and reimburse certain of their expenses incurred on our behalf. These expense reimbursements include reimbursing our General Partner, our Investment Manager and their affiliate’s for certain costs incurred on our behalf, including the cost of personnel, other than controlling persons of our General Partner, our Investment Manager and their affiliates, who will perform administration, accounting, investor relations, secretarial, transfer and other services required by us. These individuals also will perform similar services for our General Partner, our Investment Manager or their affiliates and other affiliated investment programs, including our Investment Manager’s prior equipment leasing and finance programs, as well as investment programs to be formed in the future by our General Partner and its affiliates. We entered into an agreement which provides that expense reimbursements paid by us to our General Partner, our Investment Manager and their affiliates must be limited to the lesser of their actual cost or the cost of comparable services from third-parties. We expect that we will allocate the cost of compensation and benefits of our General Partner’s officers, the officers and employees of our Investment Manager, and the officers and employees of their affiliates, excluding expenses allocable to their controlling persons, based on the amount of their business time spent on our business.

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2017
SQN Investment Advisors, LLC	Investment Manager	Management fees (1)	$750,000
SQN Securities, LLC	Dealer—Manager	Underwriting expense (2)	154,917
			$904,917

(1)	Amount charged directly to operations.

(2)	Amount charged directly to partners’ equity.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partner’s capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partner’s capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not make a cash distribution to our General Partner during the year ended December 31, 2017 or the period ended December 31, 2016. As of December 31, 2017 and 2016, we accrued $4,701 and $401 for distributions payable to our General Partner. For the year ended December 31, 2017 and period ended December 31, 2016, the General Partner’s 1% interest in our net loss was $11,516 and $2,748, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters.

a	We do not have any securities authorized for issuance under any equity compensation plan.
b	We do not have any Limited Partners who own over 5% of our Units at December 31, 2017.
c.	As of March 29, 2018, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.
d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For information regarding executive compensation and related party transactions refer to Part III Item 11. Executive Compensation and Part II Item. 8. Financial Statements and Supplementary Data, Note 3. Related Party Transactions in our financial statements for a discussion of our related party transactions.

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

Item 14. Principal Accounting Fees and Services.

During the year ended December 31, 2017 and the period ended December 31, 2016 our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non—audit services rendered by Baker Tilly Virchow Krause LLP, for the year ended December 31, 2017 and the period ended December 31, 2016:

	For the Year ended	For the Period ended
Description of fees	December 31, 2017	December 31, 2016
Audit fees (1)	76,000	59,164
Tax compliance fees	25,000	17,500

	$101,000	$76,664

(1)	Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1)	Documents filed as part of this Report.

	a)	The following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

		i)	Report of Independent Registered Public Accounting Firm
		ii)	Balance Sheets at December 31, 2017 and 2016
		iii)	Statements of Operations for the year ended December 31, 2017 and for the period from January 14, 2016 (Inception) to December 31, 2016
		iv)	Statements of Changes in Partners’ Equity for the year ended December 31, 2017 and for the period from January 14, 2016 (Inception) to December 31, 2016
		v)	Statement of Cash Flows for the year ended December 31, 2017 and for the period from January 14, 2016 (Inception) to December 31, 2016
		vi)	Notes to Financial Statements for the year ended December 31, 2017 and for the period from January 14, 2016 (Inception) to December 31, 2016

	b)	Listing of Exhibits:

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

101 The following financial statements from SQN Asset Income Fund V L.P.’s annual report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-211626

SQN AIF V GP, LLC

General Partner of the Registrant

March 29, 2018

/s/ Michael Miiroshnikov
Michael Miroshnikov
President
(Principal Executive Officer)

