Form 10-Q
period 2018-03-31
SQN Asset Income Fund V, L.P.
filed 2018-05-14
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

At May 14, 2018 there were 1,366,455.77 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Asset Income Fund V, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$2,274,459	$2,036,337
Investments in finance leases, net	5,529,950	2,032,092
Investments in equipment subject to operating leases, net	199,219	223,102
Collateralized loans receivable, including accrued interest of $2,001 and $28,997	819,922	3,880,331
Other assets	257,146	28,061
Total Assets	$9,080,696	$8,199,923

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$203,005	$103,158
Distributions payable to Limited Partners	202,768	181,062
Distributions payable to General Partner	7,130	5,102
Deferred revenue	85,107	49,619
Total Liabilities	498,010	338,941

Partners’ Equity (Deficit):
Limited Partners	8,605,143	7,880,248
General Partner	(22,457)	(19,266)
Total Equity	8,582,686	7,860,982
Total Liabilities and Partners’ Equity	$9,080,696	$8,199,923

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Operations

Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue
Rental income	$27,256	$27,256
Finance income	133,062	20,304
Interest income	62,333	-
Other income	830	221
Total Revenue	223,481	47,781

Expenses
Management fees - Investment Manager	187,500	187,500
Depreciation	23,883	23,882
Professional fees	76,529	89,775
Administration expense	42,884	60,900
Other expenses	9,000	-
Total Expenses	339,796	362,057
Net loss	$(116,315)	$(314,276)

Net loss attributable to the Partnership
Limited Partners	$(115,152)	$(311,133)
General Partner	(1,163)	(3,143)
Net loss attributable to the Partnership	$(116,315)	$(314,276)

Weighted average number of limited partnership interests outstanding	1,894,079.57	298,331.38

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.06)	$(1.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Statement of Changes in Partners’ Equity (Unaudited)

Three Months Ended March 31, 2018

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners
Balance, January 1, 2018	1,137,300.24	$7,860,982	$(19,266)	$7,880,248

Partners’ capital contributions	113,479.21	1,134,792	-	1,134,792
Offering expenses	-	(13,048)	-	(13,048)
Underwriting fees	-	(78,929)	-	(78,929)
Net loss	-	(116,315)	(1,163)	(115,152)
Distributions to partners	-	(204,796)	(2,028)	(202,768)

Balance, March 31, 2018	1,250,779.45	$8,582,686	$(22,457)	$8,605,143

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Cash Flows

(Unaudited)

	For the	For the
	three months ended March 31, 2018	three months ended March 31, 2017

Cash flows from operating activities:
Net loss	$(116,315)	$(314,276)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance income	(133,062)	(20,304)
Accrued interest income	(62,318)	-
Depreciation	23,883	23,882
Change in operating assets and liabilities:
Minimum rents receivable	296,400	87,147
Accrued interest income	92,708	-
Other assets	(229,085)	(3,792)
Accounts payable and accrued liabilities	99,847	116,475
Deferred revenue	35,488	-
Net cash provided by (used in) operating activities	7,546	(110,868)

Cash flows from investing activities:
Purchase of finance leases	(3,661,196)	-
Cash received from collateralized loans receivable	3,030,019	-
Net cash used in investing activities	(631,177)	-

Cash flows from financing activities:
Repayments of loan payable	-	(1,000)
Cash received from Limited Partner capital contributions	1,109,450	944,600
Cash paid for Limited Partner distributions	(181,062)	(40,088)
Cash paid for Limited Partner redemptions	-	(1,000)
Cash paid for underwriting fees	(53,587)	(53,205)
Cash paid for offering costs	(13,048)	(132,502)
Net cash provided by financing activities	861,753	716,805

Net increase in cash and cash equivalents	238,122	605,937
Cash and cash equivalents, beginning of period	2,036,337	1,251,118
Cash and cash equivalents, end of period	$2,274,459	$1,857,055

Supplemental disclosure of non-cash investing and financing activities:
Units issued as underwriting fee discount	$25,342	$31,274
Distributions payable to General Partner	$2,028	$563
Distributions payable to Limited Partners	$21,706	$16,175

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2018 and 2017

(Unaudited)

1. Organization and Nature of Operations.

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

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, the Partnership’s distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions, and the Partnership anticipates further increasing its distribution rate beginning as of March 31, 2018 to 7.0% annually, paid quarterly at 1.75%, of capital contributions. During the three months ended March 31, 2018, the Partnership made quarterly cash distributions to its Limited Partners totaling $181,062, and accrued $202,768 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $202,768 at March 31, 2018. At March 31, 2018, the Partnership declared and accrued a distribution of $2,028, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $7,130 at March 31, 2018.

From August 11, 2016 through March 31, 2018, the Partnership admitted 277 Limited Partners with total capital contributions of $12,517,410 resulting in the sale of 1,251,740.99 Units. The Partnership received cash contributions of $12,019,049 and applied $498,361 which would have otherwise been paid as sales commission to the purchase of 49,836.14 additional Units.

2. Summary of Significant Accounting Policies.

Basis of Presentation — The condensed balance sheets, statements of operations, statement of changes in partners’ equity and statements of cash flows of the Partnership at March 31, 2018 and 2017 and for the three months ended March 31, 2018 and 2017 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes contained in the Partnership’s annual report on Form 10-K, as filed with the SEC on March 29, 2018.

Use of Estimates — The preparation of condensed interim financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed interim financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful lease, notes and loan accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At March 31, 2018 and 2017, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

Equipment Notes and Loans Receivable — Equipment notes and loans receivable are reported in the condensed interim financial statements as the outstanding principal balance net of any unamortized deferred fees, and premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the condensed interim financial statements and amortized to expense over the estimated life of the loan. Income is recognized over the life of the note agreement. On certain equipment notes and loans receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the condensed statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due and all unpaid accrued interest is reversed. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership has adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the condensed interim financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2017 and 2016, and does not expect any material adjustments to be made. The tax years 2017 and 2016 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

Per Share Data — Net income or loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding is calculated as follows; the net income or loss allocable to the Limited Partners divided by the weighted average number of limited partnership interests outstanding during the period.

Foreign Currency Transactions — The Partnership has designated the United States of America dollar as the functional currency for the Partnership’s investments denominated in foreign currencies. Accordingly, certain assets and liabilities are translated at either the reporting period exchange rates or the historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all transaction gains or losses are reflected in the condensed statements of operations.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has adopted ASU No 2016-15 and has determined there was no significant impact on its condensed interim financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Partnership is currently evaluating the impact of this guidance on its condensed interim financial statements.

In February 2016, the FASB issued new guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its condensed interim financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Partnership has adopted ASU 2014-09 and has determined there was no significant impact on its condensed interim financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the condensed interim financial statements.

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at March 31, 2018 and 2017.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the three months ended March 31, 2018 and 2017, the Partnership paid $187,500 in management fee expense to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the three months ended March 31, 2018 and 2017, the Partnership accrued $52,117 and $0, respectively, of structuring fees to the Investment Manager.

On December 15, 2017, the Partnership entered into two assignment and purchase agreements with Arboretum Core Asset Finance Fund, L.P., a Delaware limited partnership, a fund managed by the Investment Manager, to purchase two seasoned and performing promissory notes for total cash of $130,559. The funds from the promissory notes with the borrower were used to acquire point-of-sale systems for multiple restaurants. The two promissory notes will be paid in 13 monthly installments of principal and interest of $7,943 and $2,870, respectively. The notes accrue interest at a rate of 18% per annum and mature on January 1, 2019. The promissory notes are secured by a first priority lien with respect to the equipment. For the three months ended March 31, 2018, the promissory notes earned interest income of $3,835.

Securities is a Delaware limited liability company and is a subsidiary of an affiliate of the Partnership’s Investment Manager. Securities in its capacity as the Partnership’s selling agent receives an underwriting fee of 2% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, the Partnership receives from the sale of the Partnership’s Units to the General Partner or its affiliates). While Securities is initially acting as the Partnership’s exclusive selling agent, the Partnership may engage additional selling agents in the future.

For the three months ended March 31, 2018 and the year ended December 31, 2017, the Partnership incurred the following transactions with Securities:

	March 31, 2018	December 31, 2017
	(unaudited)
Balance - beginning of period	$—	$—
Underwriting fees earned by Securities	22,189	154,917
Payments by the Partnership to Securities	(22,189)	(154,917)

Balance - end of period	$—	$—

For the three months ended March 31, 2018 and 2017, the Partnership incurred the following underwriting fee transactions:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(unaudited)	(unaudited)
Underwriting discount incurred by the Partnership	$25,342	$31,274
Underwriting fees earned by Securities	22,189	21,992
Fees paid to outside brokers	31,398	31,213
Total underwriting fees	$78,929	$84,479

4. Investments in Finance Leases.

At March 31, 2018 and December 31, 2017, net investments in finance leases consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Minimum rents receivable	$6,208,224	$2,422,090
Estimated unguaranteed residual value	655,409	128,970
Unearned income	(1,333,683)	(518,968)
Total	$5,529,950	$2,032,092

Computer Equipment

On October 6, 2016, the Partnership funded a lease facility for $680,020 of Apple computers with a private school in New York City. The finance lease requires 36 monthly payments of $17,402. The lessee made a down payment of $102,002 and the remainder amount was funded by the Partnership. The lease is secured by ownership of the equipment. At March 31, 2018, there were no significant changes to this lease.

Furniture and Kitchen Equipment

On October 21, 2016, the Partnership funded a finance lease for $357,020 of an assortment of school furniture and kitchen equipment with a public charter school in New Jersey. The finance lease requires 36 monthly payments of $11,647 with the first and last payments due in advance. The lease is secured by a first priority lien against the equipment. At March 31, 2018, there were no significant changes to this lease.

Agricultural Equipment

On November 9, 2017, the Partnership funded a lease facility for $406,456 of agricultural equipment and supplies with a company based in Illinois. The finance lease requires 36 monthly payments of $13,819 with the first and last payments due in advance. On February 9, 2018, the Partnership funded a second lease facility for $48,850 of agricultural equipment and supplies with the company based in Illinois. The finance lease requires 36 monthly payments of $1,661 with the first and last payments due in advance. The leases are secured by a first priority lien against the agricultural equipment and supplies and a personal guarantee from the company’s CEO. At March 31, 2018, there were no significant changes to these leases.

Infrastructure Equipment

On December 4, 2017, the Partnership entered into a lease facility for $940,000 of railcar movers with a company based in Missouri. The finance lease requires 60 monthly payments of $16,468 with the first and last payments due in advance, and an additional final payment of $350,709. The lease is secured by a first priority lien against the railcar movers. At March 31, 2018, there were no significant changes to this lease.

Fabrication Equipment

On January 18, 2018, the Partnership entered into a lease facility for $2,188,377 of fabrication equipment with a company based in Texas. The lease requires 42 monthly payments of $57,199 with the first and last payments due in advance. The lease is secured by a first priority lien against the fabrication equipment. The lease is expected to commence on July 1, 2018, and the company has been paying pre-commencement rents to the Partnership. On January 30, 2018, February 14, 2018 and on March 16, 2018, the Partnership advanced $1,079,895, $647,122 and $349,428, respectively, under this lease facility.

Virtual Office Software Equipment

On February 5, 2018, the Partnership entered into a lease facility for $245,219 of virtual office software and equipment with a company based in Florida. The lease requires 24 monthly payments of $12,020 with the first and last payments due in advance. The lease is secured by a first priority lien against the virtual office software and equipment. On February 5, 2018, the Partnership advanced $245,219 under this lease facility.

Education and Tourism Equipment

On February 12, 2018, the Partnership entered into a lease facility for $1,500,000 of educational multimedia content equipment with a global company. The lease is secured by a first priority lien against the educational multimedia content equipment. On February 14, 2018, the Partnership advanced $1,015,720 as equipment lease schedule 1 (“Schedule 1”) under this lease facility. The Schedule 1 lease requires 36 monthly payments of $33,402 with the first payment due in advance, commencing on March 1, 2018.

Kitchen Equipment

On March 9, 2018, the Partnership entered into a lease facility for $88,233 of restaurant kitchen equipment with a company based in Pennsylvania. The lease requires 42 monthly payments of $2,669 with the first and last payments due in advance. The lease is secured by a first priority lien against the restaurant kitchen equipment and a corporate guarantee of an affiliated company. On March 13, 2018, the Partnership advanced $88,233 under this lease facility.

5. Investment in Equipment Subject to Operating Leases.

On October 18, 2016, the Partnership funded a lease facility for $318,882 for 16 pizza ovens to five separate lessees. Each lease has a 36 month term with various monthly payments. The lease is secured by ownership of the equipment and by a corporate guarantee of the parent of the lessees.

The composition of the equipment subject to operating leases of the Partnership as of March 31, 2018 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
	(unaudited)	(unaudited)	(unaudited)
Food equipment	$334,826	$135,607	$199,219
	$334,826	$135,607	$199,219

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2017 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Food equipment	$334,826	$111,724	$223,102
	$334,826	$111,724	$223,102

Depreciation expense for the three months ended March 31, 2018 and 2017 was $23,883 and $23,882, respectively.

6. Collateralized Loans Receivable.

On June 26, 2017, the Partnership entered into a Commercial Finance Agreement (“CFA”) with a borrower to provide secured financing for $1,184,850 of warehouse racking equipment. The CFA is secured by the racking equipment, and accrues interest at a rate of 9% per annum and matures on June 26, 2020. The borrower will make 36 monthly payments as follows: one payment of $39,083, 11 monthly payments of $69,498 and 24 monthly payments of $20,222. In connection with the CFA, on June 26, 2017, the Partnership advanced $689,552 to the vendor as a progress payment for the equipment. On July 31, 2017, the Partnership advanced $495,298 to the vendor as the final payment for the equipment. For the three months ended March 31, 2018, the CFA earned interest income of $12,530.

On June 26, 2017, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s debt. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $150,000. The note accrues interest at a rate of 12% per annum and matures on June 26, 2021. The promissory note will be paid through 48 monthly installments of principal and interest of $3,931. The promissory note is secured by a first priority security interest in all of the borrower’s assets and personal guarantees of the borrower’s principals as well as a corporate guarantee of an affiliate of the borrower. For the three months ended March 31, 2018, the promissory note earned interest income of $3,050.

On November 7, 2017, the Partnership entered into a loan agreement with a borrower to provide short term bridge financing, which funds were used to acquire the rights, title, and interest in an asset backed equipment loan (the “Underlying Loan”). In connection with the loan agreement, the Partnership received a promissory note from the borrower in the amount of $2,800,000. The note accrues interest at a rate of 1.5% per month for the first 30 days and 1.25% per month thereafter, and matures on February 7, 2018. The promissory note will be paid in one monthly installment of interest of $42,000 for the first 30 days and two monthly installments of $35,000 thereafter. The promissory note is secured by (i) a first priority security interest in all the borrower’s right, title and interest in the Underlying Loan and the proceeds thereof; (ii) a first priority security interest in all of borrower’s right, title and interest in an unrelated, performing asset backed loan and the equipment related thereto; and (iii) a first priority security interest in borrower’s 100% membership interests in the special purpose entity that holds the Underlying Loan. For the three months ended March 31, 2018, the promissory note earned interest income of $42,903. During the year ended December 31, 2017, the Partnership received a payment of $42,000. On January 5, 2018, the Partnership received a payment of $42,000. On February 6, 2018, the Partnership received cash proceeds of $2,828,000 as payment in full of the asset backed equipment loan.

The future principal maturities of the Partnership’s collateralized loans receivable at March 31, 2018 are as follows:

Years ending March 31, (unaudited)
2019	$451,068
2020	271,126
2021	84,105
2022	11,622
2023	—
Thereafter	—
Total	$817,921

7. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

As of March 31, 2018, the Partnership evaluated the carrying values of its financial instruments and they approximate fair value.

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

9. Business Concentrations

For the three months ended March 31, 2018 and 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2018, the Partnership had four lessees which accounted for approximately 39%, 20%, 14% and 14% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2017, the Partnership had two lessees which accounted for approximately 61% and 39% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2018, the Partnership had two promissory notes which accounted for approximately 69% and 20% of the Partnership’s interest income derived from collateralized loans receivable.

At March 31, 2018, the Partnership had three lessees which accounted for approximately 41%, 18% and 17% of the Partnership’s investment in finance leases. At March 31, 2017, the Partnership had two lessees which accounted for approximately 62% and 38% of the Partnership’s investment in finance leases. At March 31, 2018 and 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At March 31, 2018, the Partnership had three promissory notes which accounted for approximately 71%, 16% and 13% of the Partnership’s investment in collateralized loans receivable.

10. Geographic Information

Geographic information for revenue for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31, 2018
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$27,256	$27,256
Finance income	$133,062	$133,062
Interest income	$62,333	$62,333

	Three Months Ended March 31, 2017
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$27,256	$27,256
Finance income	$20,304	$20,304

Geographic information for long-lived assets at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018
	United States	Total
	(unaudited)	(unaudited)
Long-lived assets:
Investment in finance leases, net	$5,529,950	$5,529,950
Investments in equipment subject to operating leases, net	$199,219	$199,219
Collateralized loan receivable, including accrued interest	$819,922	$819,922

	December 31, 2017
	United States	Total
Long-lived assets:
Investment in finance leases, net	$2,032,092	$2,032,092
Investments in equipment subject to operating leases, net	$223,102	$223,102
Collateralized loan receivable, including accrued interest	$3,880,331	$3,880,331

11. Commitments and Contingencies

As of March 31, 2018, the Partnership has an unfunded commitment of $111,932 for the finance lease of fabrication equipment and two unfunded commitments totaling $484,280 for the finance lease of educational multimedia content equipment. Except for those investments, the Partnership does not have any unfunded commitments for any investments.

12. Subsequent Events

On April 3, 2018, the Partnership funded a lease facility for $390,573 of IT server equipment with a company based in California. The finance lease requires 36 monthly payments of $13,444 with the first payment due in advance. The lease is secured by a first priority lien against the IT server equipment.

On April 17, 2018, the Partnership funded a lease facility for $44,380 of agricultural equipment and supplies with a company based in Illinois. The finance lease requires 36 monthly payments of $1,509 with the first and last payments due in advance. The lease is secured by a first priority lien against the agricultural equipment and supplies and a personal guarantee from the company’s CEO.

On May 1, 2018, the Partnership, as co-borrower, entered into a loan agreement with a bank for a $5,000,000 revolving line of credit. This short term line is intended to be utilized to warehouse transactions to be invested in by the Partnership as investor proceeds are received. In connection with the loan agreement, the Partnership issued a promissory note to the bank in the amount of $5,000,000 that matures on May 1, 2020. To date, the Partnership has not drawn any funds under the revolving line of credit. In the event the Partnership draws funds, interest shall accrue at a rate of Prime Rate plus 1% per annum.

On May 11, 2018, the Partnership received cash of $99,162 as total payoff of the finance lease of restaurant kitchen equipment from the company based in Pennsylvania. The finance lease had a net book value of $82,674 resulting in additional finance income on payoff of $16,488.

From April 1, 2018 through May 14, 2018, the Partnership admitted an additional 26 Limited Partners with total capital contributions of $1,156,763 resulting in the sale of 115,676.32 Units. The Partnership received cash contributions of $1,140,500 and applied $16,263 which would have otherwise been paid as sales commissions to the purchase of 1,626.32 additional Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $22,810 and $41,575, respectively.

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

Recent Significant Transactions

Fabrication Equipment

On January 18, 2018, the Partnership entered into a lease facility for $2,188,377 of fabrication equipment with a company based in Texas. The lease requires 42 monthly payments of $57,199 with the first and last payments due in advance. The lease is secured by a first priority lien against the fabrication equipment. The lease is expected to commence on July 1, 2018, and the company has been paying pre-commencement rents to the Partnership. On January 30, 2018, February 14, 2018 and on March 16, 2018, the Partnership advanced $1,079,895, $647,122 and $349,428, respectively, under this lease facility.

Virtual Office Software Equipment

On February 5, 2018, the Partnership entered into a lease facility for $245,219 of virtual office software and equipment with a company based in Florida. The lease requires 24 monthly payments of $12,020 with the first and last payments due in advance. The lease is secured by a first priority lien against the virtual office software and equipment. On February 5, 2018, the Partnership advanced $245,219 under this lease facility.

Agricultural Equipment

On February 9, 2018, the Partnership funded a lease facility for $48,850 of agricultural equipment and supplies with a company based in Illinois. The finance lease requires 36 monthly payments of $1,661 with the first and last payments due in advance. The lease is secured by a first priority lien against the agricultural equipment and supplies and a personal guarantee from the company’s CEO.

Education and Tourism Equipment

On February 12, 2018, the Partnership entered into a lease facility for $1,500,000 of educational multimedia content equipment with a global company. The lease is secured by a first priority lien against the educational multimedia content equipment. On February 14, 2018, the Partnership advanced $1,015,720 as equipment lease schedule 1 (“Schedule 1”) under this lease facility. The Schedule 1 lease requires 36 monthly payments of $33,402 with the first payment due in advance, commencing on March 1, 2018.

Kitchen Equipment

On March 9, 2018, the Partnership entered into a lease facility for $88,233 of restaurant kitchen equipment with a company based in Pennsylvania. The lease requires 42 monthly payments of $2,669 with the first and last payments due in advance. The lease is secured by a first priority lien against the restaurant kitchen equipment and a corporate guarantee of an affiliated company. On March 13, 2018, the Partnership advanced $88,233 under this lease facility.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of condensed interim financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed interim financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates will primarily include the determination of allowance for notes and leases, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has adopted ASU No 2016-15 and has determined there was no significant impact on its condensed interim financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Partnership is currently evaluating the impact of this guidance on its condensed interim financial statements.

In February 2016, the FASB issued new guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its condensed interim financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Partnership has adopted ASU 2014-09 and has determined there was no significant impact on its condensed interim financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed interim financial statements.

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

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period, we expect to generate the majority of our cash inflow from financing activities though the sale of our Units to investors. Through March 31, 2018, we admitted 277 Limited Partners with total capital contributions of $12,517,410 resulting in the sale of 1,251,740.99 Units. We received cash contributions of $12,019,049 and applied $498,361 which would have otherwise been paid as sales commission to the purchase of 49,836.14 additional Units.

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

Results of Operations for the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Our revenue for the three months ended March 31, 2018 and 2017 is summarized as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(unaudited)	(unaudited)
Revenue:
Rental income	$27,256	$27,256
Finance income	133,062	20,304
Interest income	62,333	-
Other income	830	221
Total Revenue	$223,481	$47,781

For the three months ended March 31, 2018, we earned $27,256 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $296,400 and recognized $133,062 in finance income from various finance leases during the same period. We also recognized $62,333 in interest income from collateralized loans receivable during the same period. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2018.

For the three months ended March 31, 2017, we earned $27,256 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $87,100 and recognized $20,304 in finance income from two finance leases during the same period.

Our expenses for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$187,500	$187,500
Depreciation	23,883	23,882
Professional fees	76,529	89,775
Administration expense	42,884	60,900
Other expenses	9,000	-
Total Expenses	$339,796	$362,057

For the three months ended March 31, 2018, we incurred $339,796 in total expenses. We paid $187,500 in management fees to our Investment Manager during the three months ended March 31, 2018. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $23,883 in depreciation expense and $42,884 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred $76,529 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Loss

As a result of the factors discussed above, we reported a net loss for the three months ended March 31, 2018 of $116,315 as compared to a net loss of $314,276 for the three months ended March 31, 2017.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$7,546	$(110,868)
Investing activities	$(631,177)	$-
Financing activities	$861,753	$716,805

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

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2018 was $7,546 and was primarily driven by the following factors; a net loss for the three months ended March 31, 2018 of approximately $116,000, finance income of approximately $133,000 and an increase in other assets of approximately $229,000. Offsetting these fluctuations was depreciation expense of approximately $24,000, receipt of approximately $296,000 in minimum rental payments from finance leases acquired during the period, receipt of approximately $93,000 in interest income payments from collateralized loans receivable acquired during the period, an increase of deferred revenue of approximately $35,000 and an increase of accounts payable of approximately $100,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

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

Investing Activities

Cash used in investing activities was $631,177 for the three months ended March 31, 2018, which consisted of approximately $3,661,000 that we paid for the purchase of finance leases, offset by approximately $3,030,000 in cash received from collateralized loan receivables.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2018 was $861,753 and was primarily due to cash proceeds received of approximately $1,109,000 from the sale of our Units to Limited Partners. Offsetting this increase were payments for distributions to our Limited Partners of approximately $181,000, payments of approximately $13,000 for organizational and offering costs and underwriting fees of $53,000.

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

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions, and we anticipate further increasing our distribution rate beginning as of March 31, 2018 to 7.0% annually, paid quarterly at 1.75%, of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the three months ended March 31, 2018, we made quarterly cash distributions to our Limited Partners totaling $181,062, and accrued $202,768 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $202,768 at March 31, 2018. At March 31, 2018, we declared and accrued a distribution of $2,028, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $7,130 at March 31, 2018.

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

As of March 31, 2018, we have an unfunded commitment of $111,932 for the finance lease of fabrication equipment and two unfunded commitments totaling $484,280 for the finance lease of educational multimedia content equipment. Except for those investments, we do not have any unfunded commitments for any investments.

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

On April 3, 2018, we funded a lease facility for $390,573 of IT server equipment with a company based in California. The finance lease requires 36 monthly payments of $13,444 with the first payment due in advance. The lease is secured by a first priority lien against the IT server equipment.

On April 17, 2018, we funded a lease facility for $44,380 of agricultural equipment and supplies with a company based in Illinois. The finance lease requires 36 monthly payments of $1,509 with the first and last payments due in advance. The lease is secured by a first priority lien against the agricultural equipment and supplies and a personal guarantee from the company’s CEO.

On May 1, 2018, we, as co-borrower, entered into a loan agreement with a bank for a $5,000,000 revolving line of credit. This short term line is intended to be utilized to warehouse transactions to be invested in by us as investor proceeds are received. In connection with the loan agreement, we issued a promissory note to the bank in the amount of $5,000,000 that matures on May 1, 2020. To date, we have not drawn any funds under the revolving line of credit. In the event that we draw funds, interest shall accrue at a rate of Prime Rate plus 1% per annum.

On May 11, 2018, we received cash of $99,162 as total payoff of the finance lease of restaurant kitchen equipment from the company based in Pennsylvania. The finance lease had a net book value of $82,674 resulting in additional finance income on payoff of $16,488.

From April 1, 2018 through May 14, 2018, we admitted an additional 26 Limited Partners with total capital contributions of $1,156,763 resulting in the sale of 115,676.32 Units. We received cash contributions of $1,140,500 and applied $16,263 which would have otherwise been paid as sales commissions to the purchase of 1,626.32 additional Units. We paid or accrued an underwriting fee to Securities and outside brokers totaling $22,810 and $41,575, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of March 31, 2018, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

Beginning January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed financial statements and related disclosures. There was no other change in our internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on August 11, 2016. Our Offering Period commenced on August 11, 2016. From August 11, 2016 through March 31, 2018, the Partnership admitted 277 Limited Partners with total capital contributions of $12,517,410 resulting in the sale of 1,251,740.99 Units. The Partnership received cash contributions of $12,019,049 and applied $498,361 which would have otherwise been paid as sales commission to the purchase of 49,836.14 additional Units.

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

May 14, 2018

/s/ Michael Miroshnikov
Michael Miroshnikov
President

