Form 10-Q
period 2018-06-30
SQN Asset Income Fund V, L.P.
filed 2018-08-14
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

At August 14, 2018 there were 1,576,308.40 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Asset Income Fund V, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets

Cash and cash equivalents	$2,770,157	$2,036,337
Investments in finance leases, net	7,497,692	2,032,092
Investments in equipment subject to operating leases, net	175,322	223,102
Collateralized loans receivable, including accrued interest of $1,370 and $28,997	631,323	3,880,331
Other assets	140,205	28,061
Total Assets	$11,214,699	$8,199,923

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$270,215	$103,158
Funding liability for collateralized loans and leases	113,107	-
Distributions payable to Limited Partners	253,155	181,062
Distributions payable to General Partner	9,661	5,102
Deferred revenue	169,064	49,619
Total Liabilities	815,202	338,941

Partners’ Equity (Deficit):
Limited Partners	10,425,037	7,880,248
General Partner	(25,540)	(19,266)
Total Equity	10,399,497	7,860,982
Total Liabilities and Partners’ Equity	$11,214,699	$8,199,923

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Operations

Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue
Rental income	$27,256	$27,256	$54,512	$54,512
Finance income	217,827	18,407	350,889	38,711
Interest income	14,677	822	77,010	822
Other income	-	179	830	400
Total Revenue	259,760	46,664	483,241	94,445

Expenses
Management fees - Investment Manager	187,500	187,500	375,000	375,000
Depreciation	23,897	23,897	47,780	47,779
Professional fees	60,516	43,001	137,045	132,776
Administration expense	41,577	34,179	84,461	95,079
Other expenses	1,414	600	10,414	600
Total Expenses	314,904	289,177	654,700	651,234
Net loss	$(55,144)	$(242,513)	$(171,459)	$(556,789)

Net loss attributable to the Partnership
Limited Partners	$(54,593)	$(240,088)	$(169,744)	$(551,221)
General Partner	(551)	(2,425)	(1,715)	(5,568)
Net loss attributable to the Partnership	$(55,144)	$(242,513)	$(171,459)	$(556,789)

Weighted average number of limited partnership interests outstanding	1,351,321.50	553,840.13	1,049,409.37	259,598.89

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.04)	$(0.43)	$(0.16)	$(2.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Statement of Changes in Partners’ Equity (Unaudited)

Six Months Ended June 30, 2018

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners
Balance, January 1, 2018	1,137,300.24	$7,860,982	$(19,266)	$7,880,248

Partners’ capital contributions	350,339.74	3,503,397	-	3,503,397
Offering expenses	-	(84,477)	-	(84,477)
Underwriting fees	-	(243,579)	-	(243,579)
Net loss	-	(171,459)	(1,715)	(169,744)
Distributions to partners	-	(460,482)	(4,559)	(455,923)
Redemptions to partners	(536.84)	(4,885)	-	(4,885)

Balance, June 30, 2018	1,487,103.14	$10,399,497	$(25,540)	$10,425,037

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended	For the six months ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Net loss	$(171,459)	$(556,789)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance income	(350,889)	(38,711)
Accrued interest income	(76,980)	(762)
Depreciation	47,780	47,779
Change in operating assets and liabilities:
Minimum rents receivable	832,272	174,293
Accrued interest income	110,613	-
Other assets	(112,144)	(368,598)
Accounts payable and accrued liabilities	167,057	(32,641)
Deferred revenue	119,445	24,153
Funding liability for collateralized loans and leases	-	510,274
Net cash provided by (used in) operating activities	565,695	(241,002)

Cash flows used in investing activities:
Purchase of finance leases	(5,795,107)	-
Cash paid for collateralized loans receivable	(61,459)	(1,353,727)
Cash received from collateralized loans receivable	3,238,065	39,083
Net cash used in investing activities	(2,618,501)	(1,314,644)

Cash flows from financing activities:
Repayments of loan payable	-	(1,000)
Cash received from Limited Partner capital contributions	3,440,450	3,724,776
Cash received from restricted cash	-	70,200
Cash paid for Limited Partner distributions	(383,830)	(96,351)
Cash paid for Limited Partner redemptions	(4,885)	(1,000)
Cash paid for underwriting fees	(180,632)	(154,971)
Cash paid for offering costs	(84,477)	(284,058)
Net cash provided by financing activities	2,786,626	3,257,596

Net increase in cash and cash equivalents	733,820	1,701,950
Cash and cash equivalents, beginning of period	2,036,337	1,180,918
Cash and cash equivalents, end of period	$2,770,157	$2,882,868

Supplemental disclosure of non-cash investing and financing activities:
Units issued as underwriting fee discount	$62,947	$116,599
Distributions payable to General Partner	$4,559	$-
Distributions payable to Limited Partners	$72,093	$-
Funding liability for collateralized loans and leases	$113,107	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SQN Asset Income Fund V, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three and Six Months Ended June 30, 2018 and 2017

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

The General Partner of the Partnership is SQN AIF V GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager. Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Limited Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership expects to conduct its activities for at least six years and divide the Partnership’s life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period began on August 11, 2016, will terminate no later than two years after that date, unless extended by the General Partner, from time to time, in its sole discretion, by up to an additional 12 months. On August 3, 2018, the General Partner extended the Offering Period by an additional 12 months to August 11, 2019. The Operating Period commenced on October 3, 2016, the date of the Partnership’s initial closing, and will last for four years unless extended at the sole discretion of the General Partner. During the Operating Period, the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

SQN Securities, LLC (“Securities”), a Delaware limited liability company, is affiliated with the General Partner. Securities will act initially as the selling agent for the offering of the units. The units are offered on a “best efforts,” “minimum-maximum” basis.

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, the Partnership’s distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. On March 31, 2018, the distribution rate increased to 7.0% annually, paid quarterly at 1.75%, of capital contributions. On June 30, 2018, the distribution rate increased to 7.5% annually, paid quarterly at 1.88%, of capital contributions. During the six months ended June 30, 2018, the Partnership declared and accrued quarterly distribution to its Limited Partners totaling $455,923 which resulted in a distributions payable to Limited Partners of $253,155 at June 30, 2018. At June 30, 2018, the Partnership declared and accrued a distribution of $4,559, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $9,661 at June 30, 2018.

From August 11, 2016 through June 30, 2018, the Partnership admitted 330 Limited Partners with total capital contributions of $14,886,015 resulting in the sale of 1,488,601.52 Units. The Partnership received cash contributions of $14,350,049 and applied $535,966 which would have otherwise been paid as sales commission to the purchase of 53,597 additional Units.

2. Summary of Significant Accounting Policies.

Basis of Presentation — The condensed balance sheets, statements of operations, statement of changes in partners’ equity and statements of cash flows of the Partnership at June 30, 2018 and 2017 and for the three and six months ended June 30, 2018 and 2017 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes contained in the Partnership’s annual report on Form 10-K, as filed with the SEC on March 29, 2018.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At June 30, 2018 and 2017, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

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

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at June 30, 2018 and 2017.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the three months ended June 30, 2018 and 2017, the Partnership paid $187,500 in management fee expense to the Investment Manager. For the six months ended June 30, 2018 and 2017, the Partnership paid $375,000 in management fee expense to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the six months ended June 30, 2018 and 2017, the Partnership accrued $108,370 and $12,593, respectively, of structuring fees to the Investment Manager.

On December 15, 2017, the Partnership entered into two assignment and purchase agreements with Arboretum Core Asset Finance Fund, L.P., a Delaware limited partnership, a fund managed by the Investment Manager, to purchase two seasoned and performing promissory notes for total cash of $130,559. The funds from the promissory notes with the borrower were used to acquire point-of-sale systems for multiple restaurants. The two promissory notes will be paid in 13 monthly installments of principal and interest of $7,943 and $2,870, respectively. The notes accrue interest at a rate of 18% per annum and mature on January 1, 2019. The promissory notes are secured by a first priority lien with respect to the equipment. For the three and six months ended June 30, 2018, the promissory notes earned interest income of $2,837 and $6,672, respectively.

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

For the six months ended June 30, 2018 and the year ended December 31, 2017, the Partnership incurred the following transactions with Securities:

	June, 2018	December 31, 2017
	(unaudited)
Balance - beginning of period	$—	$—
Underwriting fees earned by Securities	68,409	154,917
Payments by the Partnership to Securities	(68,409)	(154,917)

Balance - end of period	$—	$—

For the six months ended June 30, 2018 and 2017, the Partnership incurred the following underwriting fee transactions:

	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Underwriting discount incurred by the Partnership	$62,947	$116,599
Underwriting fees earned by Securities	68,409	74,496
Fees paid to outside brokers	112,223	80,475
Total underwriting fees	$243,579	$271,570

4. Investments in Finance Leases.

At June 30, 2018 and December 31, 2017, net investments in finance leases consisted of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Minimum rents receivable	$8,385,227	$2,422,090
Estimated unguaranteed residual value	662,066	128,970
Unearned income	(1,549,601)	(518,968)
Total	$7,497,692	$2,032,092

Computer Equipment

On October 6, 2016, the Partnership funded a lease facility for $680,020 of Apple computers with a private school in New York City. The finance lease requires 36 monthly payments of $17,402. The lessee made a down payment of $102,002 and the remainder amount was funded by the Partnership. The lease is secured by ownership of the equipment. At June 30, 2018, there were no significant changes to this lease.

Furniture and Kitchen Equipment

On October 21, 2016, the Partnership funded a finance lease for $357,020 of an assortment of school furniture and kitchen equipment with a public charter school in New Jersey. The finance lease requires 36 monthly payments of $11,647 with the first and last payments due in advance. The lease is secured by a first priority lien against the equipment. At June 30, 2018, there were no significant changes to this lease.

Agricultural Equipment

On November 9, 2017, the Partnership funded a lease facility for $406,456 of agricultural equipment and supplies with a company based in Illinois. The finance lease requires 36 monthly payments of $13,819 with the first and last payments due in advance. On February 9, 2018, the Partnership funded a second lease facility for $48,850 of agricultural equipment and supplies with the company based in Illinois. The finance lease requires 36 monthly payments of $1,661 with the first and last payments due in advance. On April 17, 2018, the Partnership funded a third lease facility for $44,380 of agricultural equipment and supplies with the company based in Illinois. The finance lease requires 36 monthly payments of $1,509 with the first and last payments due in advance. The leases are secured by a first priority lien against the agricultural equipment and supplies and a personal guarantee from the company’s CEO. At June 30, 2018, there were no significant changes to these leases.

Infrastructure Equipment

On December 4, 2017, the Partnership entered into a lease facility for $940,000 of railcar movers with a company based in Missouri. The finance lease requires 60 monthly payments of $16,468 with the first and last payments due in advance, and an additional final payment of $350,709. The lease is secured by a first priority lien against the railcar movers. At June 30, 2018, there were no significant changes to this lease.

On June 29, 2018, the Partnership entered into a lease facility for $1,199,520 for water pumps based in North Dakota. The finance lease requires 48 monthly payments of $31,902 with the first and last payments due in advance. The lease is secured by a first priority lien against the water pumps.

Fabrication Equipment

On January 18, 2018, the Partnership entered into a lease facility for $2,188,377 of fabrication equipment with a company based in Texas. The lease requires 42 monthly payments of $57,199 with the first and last payments due in advance. The lease is secured by a first priority lien against the fabrication equipment. The lease is expected to commence on the first day of the calendar quarter following final funding, and the company has been paying pre-commencement rents to the Partnership. On January 30, 2018, February 14, 2018 and on March 16, 2018, the Partnership advanced $1,079,895, $647,122 and $349,428, respectively, under this lease facility.

Virtual Office Software Equipment

On February 5, 2018, the Partnership entered into a lease facility for $245,219 of virtual office software and equipment with a company based in Florida. The lease requires 24 monthly payments of $12,020 with the first and last payments due in advance. The lease is secured by a first priority lien against the virtual office software and equipment. On February 5, 2018, the Partnership advanced $245,219 under this lease facility. At June 30, 2018, there were no significant changes to this lease.

Education and Tourism Equipment

On February 12, 2018, the Partnership entered into a lease facility for up to $1,500,000 of educational multimedia content equipment with a global company. The lease is secured by a first priority lien against the educational multimedia content equipment. On February 14, 2018, the Partnership advanced $1,015,720 as equipment lease schedule 1 (“Schedule 1”) under this lease facility. The Schedule 1 lease requires 36 monthly payments of $33,402 with the first payment due in advance, commencing on March 1, 2018. On June 29, 2018, the Partnership amended and restated the above lease facility and Schedule 1 to $1,175,720 and advanced an additional $160,000 under the amended and restated lease facility. The amended and restated Schedule 1 lease requires 32 monthly payments of $39,212, commencing on July 1, 2018. As of June 30, 2018, the amended lease facility is fully funded.

Kitchen Equipment

On March 9, 2018, the Partnership entered into a lease facility for $88,233 of restaurant kitchen equipment with a company based in Pennsylvania. The lease requires 42 monthly payments of $2,669 with the first and last payments due in advance. The lease is secured by a first priority lien against the restaurant kitchen equipment and a corporate guarantee of an affiliated company. On March 13, 2018, the Partnership advanced $88,233 under this lease facility. On May 11, 2018, the Partnership received cash of $99,162 as total payoff of the finance lease. The finance lease had a net book value of $82,674 resulting in additional finance income on payoff of $16,488.

Information Technology Equipment

On April 3, 2018, the Partnership funded a lease facility for $390,573 of IT server equipment with a company based in California. The finance lease requires 36 monthly payments of $13,444 with the first payment due in advance. The lease is secured by a first priority lien against the IT server equipment.

Medical Equipment

On June 26, 2018, the Partnership entered into a lease facility for $673,706 of electrosurgical fiber, manufacturing, and testing equipment with a company based in Massachusetts. The lease is secured by a first priority lien against the equipment and a corporate guarantee of the parent company of the lessee. On June 26, 2018, the Partnership advanced a total of $455,749 as equipment lease schedule 1 and schedule 2 under this lease facility. The lease schedules require 42 monthly payments of $20,224 with the first and last payment due upon commencement, commencing no later than January 1, 2019. The company has been paying pre-commencement rents to the Partnership.

5. Investment in Equipment Subject to Operating Leases.

On October 18, 2016, the Partnership funded a lease facility for $318,882 for 16 pizza ovens to five separate lessees. Each lease has a 36 month term with various monthly payments. The lease is secured by ownership of the equipment and by a corporate guarantee of the parent of the lessees.

The composition of the equipment subject to operating leases of the Partnership as of June 30, 2018 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
	(unaudited)	(unaudited)	(unaudited)
Food equipment	$334,826	$159,505	$175,321
	$334,826	$159,505	$175,321

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2017 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Food equipment	$334,826	$111,724	$223,102
	$334,826	$111,724	$223,102

Depreciation expense for the three and six months ended June 30, 2018 was $23,897 and $47,780, respectively.

6. Collateralized Loans Receivable.

On June 26, 2017, the Partnership entered into a Commercial Finance Agreement (“CFA”) with a borrower to provide secured financing for $1,184,850 of warehouse racking equipment. The CFA is secured by the racking equipment, and accrues interest at a rate of 9% per annum and matures on June 26, 2020. The borrower will make 36 monthly payments as follows: one payment of $39,083, 11 monthly payments of $69,498 and 24 monthly payments of $20,222. In connection with the CFA, on June 26, 2017, the Partnership advanced $689,552 to the vendor as a progress payment for the equipment. On July 31, 2017, the Partnership advanced $495,298 to the vendor as the final payment for the equipment. For the three and six months ended June 30, 2018, the CFA earned interest income of $8,997 and $21,527, respectively.

On June 26, 2017, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s debt. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $150,000. The note accrues interest at a rate of 12% per annum and matures on June 26, 2021. The promissory note will be paid through 48 monthly installments of principal and interest of $3,931. The promissory note is secured by a first priority security interest in all of the borrower’s assets and personal guarantees of the borrower’s principals as well as a corporate guarantee of an affiliate of the borrower. For the three and six months ended June 30, 2018, the promissory note earned interest income of $2,828 and $5,878, respectively.

On November 7, 2017, the Partnership entered into a loan agreement with a borrower to provide short term bridge financing, which funds were used to acquire the rights, title, and interest in an asset backed equipment loan (the “Underlying Loan”). In connection with the loan agreement, the Partnership received a promissory note from the borrower in the amount of $2,800,000. The note accrued interest at a rate of 1.5% per month for the first 30 days and 1.25% per month thereafter, and matured on February 7, 2018. The promissory note was paid in one monthly installment of interest of $42,000 for the first 30 days and two monthly installments of $35,000 thereafter. The promissory note was secured by (i) a first priority security interest in all the borrower’s right, title and interest in the Underlying Loan and the proceeds thereof; (ii) a first priority security interest in all of borrower’s right, title and interest in an unrelated, performing asset backed loan and the equipment related thereto; and (iii) a first priority security interest in borrower’s 100% membership interests in the special purpose entity that holds the Underlying Loan. For the three months ended March 31, 2018, the promissory note earned interest income of $42,903. During the year ended December 31, 2017, the Partnership received a payment of $42,000. On January 5, 2018, the Partnership received a payment of $42,000. On February 6, 2018, the Partnership received cash proceeds of $2,828,000 as payment in full of the asset backed equipment loan.

The future principal maturities of the Partnership’s collateralized loans receivable at June 30, 2018 are as follows:

Years ending June 30, (unaudited)
2019	$328,926
2020	255,932
2021	45,095
2022	—
2023	—
Thereafter	—
Total	$629,953

7. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

As of June 30, 2018, the Partnership evaluated the carrying values of its financial instruments and they approximate fair value.

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

9. Business Concentrations

For the six months ended June 30, 2018 and 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2018, the Partnership had four lessees which accounted for approximately 42%, 15%, 13% and 11% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2017, the Partnership had two leases which accounted for approximately 61% and 39% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2018, the Partnership had two promissory notes which accounted for approximately 56% and 28% of the Partnership’s interest income derived from collateralized loans receivable. For the six months ended June 30, 2017, the Partnership had two loans which accounted for approximately 72% and 21% of the Partnership’s interest income derived from collateralized loans receivable.

At June 30, 2018 and 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At June 30, 2018, the Partnership had four lessees which accounted for approximately 30%, 16%, 15% and 12% of the Partnership’s investment in finance leases. At June 30, 2017, the Partnership had two lessees which accounted for approximately 62% and 38% of the Partnership’s investment in finance leases. At June 30, 2018, the Partnership had three borrowers which accounted for approximately 69%, 20% and 12% of the Partnership’s investment in collateralized loans receivable. At June 30, 2017, the Partnership had two borrowers which accounted for approximately 88% and 12% of the Partnership’s investment in collateralized loans receivable.

10. Geographic Information

Geographic information for revenue for the three months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30, 2018
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$27,256	$27,256
Finance income	$217,827	$217,827
Interest income	$14,677	$14,677

	Three Months Ended June 30, 2017
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$27,256	$27,256
Finance income	$18,407	$18,407
Interest income	$822	$822

Geographic information for revenue for the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended June 30, 2018
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$54,512	$54,512
Finance income	$350,889	$350,889
Interest income	$77,010	$77,010

	Six Months Ended June 30, 2017
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$54,512	$54,512
Finance income	$38,711	$38,711
Interest income	$822	$822

Geographic information for long-lived assets at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018
	United States	Total
	(unaudited)	(unaudited)
Long-lived assets:
Investment in finance leases, net	$7,497,692	$7,497,692
Investments in equipment subject to operating leases, net	$175,322	$175,322
Collateralized loan receivable, including accrued interest	$631,323	$631,323

	December 31, 2017
	United States	Total
Long-lived assets:
Investment in finance leases, net	$2,032,092	$2,032,092
Investments in equipment subject to operating leases, net	$223,102	$223,102
Collateralized loan receivable, including accrued interest	$3,880,331	$3,880,331

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

As of June 30, 2018, the Partnership has an unfunded commitment of $111,932 for the finance lease of fabrication equipment, two unfunded commitments totaling $217,957 for the finance lease of electrosurgical fiber, manufacturing, and testing equipment and one unfunded commitment totaling $5,500,000 for a collateralized loan to finance a food production facility in Georgia. Except for those investments, the Partnership does not have any unfunded commitments for any investments.

12. Subsequent Events

On June 29, 2018, the Partnership entered into a loan agreement with a borrower to provide financing in an amount up to $7,500,000 to finance a food production facility in Georgia. The loan facility is structured as two tranches: Tranche I: $5,500,000 was funded on July 5, 2018. Tranche II: Up to $2,000,000 is available at lender’s discretion subject to the borrower achieving certain milestones. The loan facility is secured by a first priority security interest in all of the borrower’s assets. In connection with the Tranche I loan, the Partnership received three promissory notes from the borrower in the amount of $1,500,000, $2,000,000 and $2,000,000 respectively. On July 5, 2018, the Partnership funded $5,500,000 for the Tranche I loan. The Tranche I loan accrues interest at a rate of 12.75% plus 3 month LIBOR with a floor of 1.5% and matures on June 30, 2021. The Tranche I loan requires 18 monthly interest only payments upon commencement (first 12 monthly interest payments to be paid in cash at 11% and the remainder to be paid in kind (“PIK”) by adding such PIK interest to the principal balance and 6 monthly interest payments to be paid in cash) and 18 monthly payment of principal and interest payment with monthly principal paydowns of $150,000. Upon maturity of the Tranche I loan, the borrower will make a final balloon payment of approximately $3,029,000 ($2,900,000 principal plus accrued PIK interest). On June 29, 2018, the Partnership entered into an assignment agreement with a third party and will sell $3,000,000 of the Tranche I loan, effective July 5, 2018, and will sell $1,000,000 of the Tranche I loan, effective on or about September 1, 2018. On July 5, 2018, the Partnership returned two promissory notes to the borrower in the amount of $2,000,000 and $2,000,000 respectively and the borrower reissued one promissory note to the Partnership in the amount of $1,000,000 and one promissory note to the third party in the amount of $3,000,000.

From July 1, 2018 through August 14, 2018, the Partnership admitted an additional 22 Limited Partners with total capital contributions of $892,053 resulting in the sale of 89,205.26 Units. The Partnership received cash contributions of $881,500 and applied $10,553 which would have otherwise been paid as sales commissions to the purchase of 1,055.26 additional Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $17,630 and $34,050, respectively.

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

We are currently in the Offering and Operating Period. The Offering Period will expire on the earlier of raising $250,000,000 in Limited Partner contributions (25,000,000 units at $10 per Unit) or August 11, 2018, which is two years from the date we were declared effective by the Securities and Exchange Commission (the “SEC”). unless extended by our General Partner, from time to time, in its sole discretion, by up to an additional 12 months. On August 3, 2018, the General Partner extended the Offering Period by an additional 12 months to August 11, 2019. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating period began on the date we admitted our first Limited Partners, the initial closing, which occurred on October 3, 2016 and will last for four years from that date unless extended at the sole discretion of the General Partner. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

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

Agricultural Equipment

On February 9, 2018, the Partnership funded a lease facility for $48,850 of agricultural equipment and supplies with a company based in Illinois. The finance lease requires 36 monthly payments of $1,661 with the first and last payments due in advance. On April 17, 2018, the Partnership funded a third lease facility for $44,380 of agricultural equipment and supplies with the company based in Illinois. The finance lease requires 36 monthly payments of $1,509 with the first and last payments due in advance. The leases are secured by a first priority lien against the agricultural equipment and supplies and a personal guarantee from the company’s CEO.

Education and Tourism Equipment

On February 12, 2018, the Partnership entered into a lease facility for up to $1,500,000 of educational multimedia content equipment with a global company. The lease is secured by a first priority lien against the educational multimedia content equipment. On February 14, 2018, the Partnership advanced $1,015,720 as equipment lease schedule 1 (“Schedule 1”) under this lease facility. The Schedule 1 lease requires 36 monthly payments of $33,402 with the first payment due in advance, commencing on March 1, 2018. On June 29, 2018, the Partnership amended and restated the above lease facility and Schedule 1 to $1,175,720 and advanced an additional $160,000 under the amended and restated lease facility. The amended and restated Schedule 1 lease requires 32 monthly payments of $39,212, commencing on July 1, 2018. As of June 30, 2018, the amended lease facility is fully funded.

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

Medical Equipment

On June 26, 2018, the Partnership entered into a lease facility for $673,706 of electrosurgical fiber, manufacturing, and testing equipment with a company based in Massachusetts. The lease is secured by a first priority lien against the equipment and a corporate guarantee of the parent company of the lessee. On June 26, 2018, the Partnership advanced a total of $455,749 as equipment lease schedule 1 and schedule 2 under this lease facility. The lease schedules require 42 monthly payments of $20,224 with the first and last payment due upon commencement, commencing no later than January 1, 2019. The company has been paying pre-commencement rents to the Partnership.

Infrastructure Equipment

On June 29, 2018, the Partnership entered into a lease facility for $1,199,520 for water pumps based in North Dakota. The finance lease requires 48 monthly payments of $31,902 with the first and last payments due in advance. The lease is secured by a first priority lien against the water pumps.

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

Business Overview

Our Offering period commenced on August 11, 2016 and will last until the earlier of (i) August 11, 2018, which is two years from the commencement of our Offering Period, unless extended by our General Partner, from time to time, in its sole discretion, by up to an additional 12 months, or (ii) the date that we have raised $250,000,000. On August 3, 2018, our General Partner extended the Offering Period by an additional 12 months to August 11, 2019. We are currently in negotiations with additional Selling Dealers to offer our Units for sale. We have been approved for sale under Blue Sky regulations in 49 states and the District of Columbia. During the Offering Period it is anticipated that the majority of our cash inflows will be derived from financing activities and be the direct result of capital contributions from Limited Partners.

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

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period, we expect to generate the majority of our cash inflow from financing activities though the sale of our Units to investors. Through June 30, 2018, we admitted 330 Limited Partners with total capital contributions of $14,886,015 resulting in the sale of 1,488,601.52 Units. We received cash contributions of $14,350,049 and applied $535,966 which would have otherwise been paid as sales commission to the purchase of 53,597 additional Units.

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

Results of Operations for the Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Our revenue for the three months ended June 30, 2018 and 2017 is summarized as follows:

	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Revenue:
Rental income	$27,256	$27,256
Finance income	217,827	18,407
Interest income	14,677	822
Other income	—	179
Total Revenue	$259,760	$46,664

For the three months ended June 30, 2018, we earned $27,256 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $536,000 and recognized $217,827 in finance income from various finance leases during the same period. We also recognized $14,677 in interest income from collateralized loans receivable during the same period. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2018.

For the three months ended June 30, 2017, we earned $27,256 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $87,200 and recognized $18,407 in finance income from two finance leases during the same period. We also recognized $822 in interest income which was generated by two collateralized loans receivable.

Our expenses for the three months ended June 30, 2018 and 2017 are summarized as follows:

	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$187,500	$187,500
Depreciation	23,897	23,897
Professional fees	60,516	43,001
Administration expense	41,577	34,179
Other expenses	1,414	600
Total Expenses	$314,904	$289,177

For the three months ended June 30, 2018, we incurred $314,904 in total expenses. We paid $187,500 in management fees to our Investment Manager during the three months ended June 30, 2018. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $23,897 in depreciation expense and $41,577 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred $60,516 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Loss

As a result of the factors discussed above, we reported a net loss for the three months ended June 30, 2018 of $55,144 as compared to a net loss of $242,513 for the three months ended June 30, 2017.

Results of Operations for the Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Our revenue for the six months ended June 30, 2018 and 2017 is summarized as follows:

	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Revenue:
Rental income	$54,512	$54,512
Finance income	350,889	38,711
Interest income	77,010	822
Other income	830	400
Total Revenue	$483,241	$94,445

For the six months ended June 30, 2018, we earned $54,512 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $832,000 and recognized $350,889 in finance income from various finance leases during the same period. We also recognized $77,010 in interest income from collateralized loans receivable during the same period. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2018.

For the six months ended June 30, 2017, we earned $54,512 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $174,300 and recognized $38,711 in finance income from two finance leases during the same period. We also recognized $822 in interest income which was generated by two collateralized loans receivable.

Our expenses for the six months ended June 30, 2018 and 2017 are summarized as follows:

	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$375,000	$375,000
Depreciation	47,780	47,779
Professional fees	137,045	132,776
Administration expense	84,461	95,079
Other expenses	10,414	600
Total Expenses	$654,700	$651,234

For the six months ended June 30, 2018, we incurred $654,700 in total expenses. We paid $375,000 in management fees to our Investment Manager during the six months ended June 30, 2018. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $47,780 in depreciation expense and $84,461 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred $137,045 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Loss

As a result of the factors discussed above, we reported a net loss for the six months ended June 30, 2018 of $171,459, and for the six months ended June 30, 2017 of $556,789.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$565,695	$(241,002)
Investing activities	$(2,618,501)	$(1,314,644)
Financing activities	$2,786,626	$3,257,596

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

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2018 was $565,695 and was primarily driven by the following factors; depreciation expense of approximately $48,000, receipt of approximately $832,000 in minimum rental payments from finance leases acquired during the period, receipt of approximately $111,000 in interest income payments from collateralized loans receivable acquired during the period, an increase of deferred revenue of approximately $120,000 and an increase of accounts payable of approximately $167,000. Offsetting these fluctuations was a net loss for the six months ended June 30, 2018 of approximately $171,000, finance income of approximately $351,000, and a decrease in other assets of $112,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

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

Investing Activities

Cash used in investing activities was $2,618,501 for the six months ended June 30, 2018, which consisted of approximately $5,795,000 and $62,000 that we paid for the purchase of finance leases and for the acquisition of collateralized loans receivable, respectively, offset by approximately $3,238,000 in cash received from collateralized loans receivable.

Cash used in investing activities for the six months ended June 30, 2017 was $1,314,644. We paid approximately $1,354,000 for the acquisition of our collateralized loans receivable and received approximately $39,000 from our collateralized loans receivable.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 was $2,786,626 and was primarily due to cash proceeds received of approximately $3,440,000 from the sale of our Units to Limited Partners. Offsetting this increase were payments for distributions to our Limited Partners of approximately $384,000, payments of approximately $85,000 for organizational and offering costs and underwriting fees of $181,000.

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

Distributions

During the Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. On March 31, 2018, our distribution rate increased to 7.0% annually, paid quarterly at 1.75%, of capital contributions. On June 30, 2018, our distribution rate increased to 7.5% annually, paid quarterly at 1.88%, of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the six months ended June 30, 2018, we declared and accrued quarterly distribution to our Limited Partners totaling $455,923 which resulted in a distributions payable to Limited Partners of $255,155 at June 30, 2018. At June 30, 2018, we declared and accrued a distribution of $4,559, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $9,661 at June 30, 2018.

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

As of June 30, 2018, we have an unfunded commitment of $111,932 for the finance lease of fabrication equipment, two unfunded commitments totaling $217,957 for the finance lease of electrosurgical fiber, manufacturing, and testing equipment and one unfunded commitment totaling $5,500,000 for the collateralized loan to finance a food production facility in Georgia. Except for those investments, we do not have any unfunded commitments for any investments.

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

On June 29, 2018, the Partnership entered into a loan agreement with a borrower to provide financing in an amount up to $7,500,000 to finance a food production facility in Georgia. The loan facility is structured as two tranches: Tranche I: $5,500,000 was funded on July 5, 2018. Tranche II: Up to $2,000,000 is available at lender’s discretion subject to the borrower achieving certain milestones. The loan facility is secured by a first priority security interest in all of the borrower’s assets. In connection with the Tranche I loan, the Partnership received three promissory notes from the borrower in the amount of $1,500,000, $2,000,000 and $2,000,000 respectively. On July 5, 2018, the Partnership funded $5,500,000 for the Tranche I loan. The Tranche I loan accrues interest at a rate of 12.75% plus 3 month LIBOR with a floor of 1.5% and matures on June 30, 2021. The Tranche I loan requires 18 monthly interest only payments upon commencement (first 12 monthly interest payments to be paid in cash at 11% and the remainder to be paid in kind (“PIK”) by adding such PIK interest to the principal balance and 6 monthly interest payments to be paid in cash) and 18 monthly payment of principal and interest payment with monthly principal paydowns of $150,000. Upon maturity of the Tranche I loan, the borrower will make a final balloon payment of approximately $3,029,000 ($2,900,000 principal plus accrued PIK interest). On June 29, 2018, the Partnership entered into an assignment agreement with a third party and will sell $3,000,000 of the Tranche I loan, effective July 5, 2018, and will sell $1,000,000 of the Tranche I loan, effective September 1, 2018. On July 5, 2018, the Partnership returned two promissory notes to the borrower in the amount of $2,000,000 and $2,000,000 respectively and the borrower reissued one promissory note to the Partnership in the amount of $1,000,000 and one promissory note to the third party in the amount of $3,000,000.

From July 1, 2018 through August 14, 2018, the Partnership admitted an additional 22 Limited Partners with total capital contributions of $892,053 resulting in the sale of 89,205.26 Units. The Partnership received cash contributions of $881,500 and applied $10,553 which would have otherwise been paid as sales commissions to the purchase of 1,055.26 additional Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $17,630 and $34,050, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of June 30, 2018, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

Beginning January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed financial statements and related disclosures. There was no other change in our internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on August 11, 2016. Our Offering Period commenced on August 11, 2016. From August 11, 2016 through June 30, 2018, the Partnership admitted 330 Limited Partners with total capital contributions of $14,886,015 resulting in the sale of 1,488,601.52 Units. The Partnership received cash contributions of $14,350,049 and applied $535,966 which would have otherwise been paid as sales commission to the purchase of 53,597 additional Units.

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

August 14, 2018

/s/ Michael Miroshnikov
Michael Miroshnikov
President

