Form 10-Q
period 2018-09-30
SQN Asset Income Fund V, L.P.
filed 2018-11-14
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

At November 14, 2018 there were 1,837,078.93 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Asset Income Fund V, L.P. and Subsidiary

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SQN Asset Income Fund V, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets

Cash and cash equivalents	$3,258,438	$2,036,337
Investments in finance leases, net	7,236,617	2,032,092
Investments in equipment subject to operating leases, net	151,410	223,102
Collateralized loans receivable, including accrued interest of $973 and $28,997	2,053,057	3,880,331
Other assets	42,777	28,061
Total Assets	$12,742,299	$8,199,923

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$248,586	$103,158
Distributions payable to Limited Partners	321,871	181,062
Distributions payable to General Partner	12,880	5,102
Deferred revenue	137,161	49,619
Total Liabilities	720,498	338,941

Partners’ Equity (Deficit):
Limited Partners	12,050,413	7,880,248
General Partner	(28,612)	(19,266)
Total Equity	12,021,801	7,860,982
Total Liabilities and Partners’ Equity	$12,742,299	$8,199,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Asset Income Fund V, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue
Rental income	$27,256	$27,256	$81,768	$81,768
Finance income	278,168	16,475	629,057	55,186
Interest income	88,820	20,233	165,830	21,055
Other income	16,618	21,633	17,448	22,033
Total Revenue	410,862	85,597	894,103	180,042

Expenses
Management fees - Investment Manager	187,500	187,500	562,500	562,500
Depreciation	23,912	23,911	71,692	71,690
Professional fees	111,867	33,076	248,912	165,852
Administration expense	72,914	33,175	157,375	128,254
Other expenses	-	14,514	10,414	15,114
Total Expenses	396,193	292,176	1,050,893	943,410
Net income (loss)	$14,669	$(206,579)	$(156,790)	$(763,368)

Net income (loss) attributable to the Partnership
Limited Partners	$14,522	$(204,513)	$(155,222)	$(755,734)
General Partner	147	(2,066)	(1,568)	(7,634)
Net income (loss) attributable to the Partnership	$14,669	$(206,579)	$(156,790)	$(763,368)

Weighted average number of limited partnership interests outstanding	1,593,859.92	867,061.69	849,621.19	352,244.14

Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$0.01	$(0.24)	$(0.18)	$(2.15)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Asset Income Fund V, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity  (Deficit) (Unaudited)

Nine Months Ended September 30, 2018

	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners
Balance, January 1, 2018	1,137,300.24	$7,860,982	$(19,266)	$7,880,248

Partners’ capital contributions	562,068.69	5,620,687	-	5,620,687
Offering expenses	-	(121,237)	-	(121,237)
Underwriting fees	-	(391,384)	-	(391,384)
Net loss	-	(156,790)	(1,568)	(155,222)
Distributions to partners	-	(785,572)	(7,778)	(777,794)
Redemptions to partners	(536.84)	(4,885)	-	(4,885)

Balance, September 30, 2018	1,698,832.09	$12,021,801	$(28,612)	$12,050,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Asset Income Fund V, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended	For the nine months ended
	September 30, 2018	September 30, 2017

Cash flows from operating activities:
Net loss	$(156,790)	$(763,368)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance income	(629,057)	(55,186)
Accrued interest income	(165,785)	(20,979)
Depreciation	71,692	71,690
Change in operating assets and liabilities:
Minimum rents receivable	1,462,482	261,440
Accrued interest income	202,106	20,979
Other assets	(14,716)	(22,013)
Accounts payable and accrued liabilities	145,428	(47,866)
Deferred revenue	87,542	24,153
Net cash provided by (used in) operating activities	1,002,902	(531,150)

Cash flows from investing activities:
Purchase of finance leases	(6,037,950)	-
Cash paid for collateralized loans receivable	(5,537,538)	(1,361,156)
Cash received from collateralized loans receivable	3,328,491	238,392
Proceeds from sale of collateralized loans receivable	4,000,000	-
Net cash used in investing activities	(4,246,997)	(1,122,764)

Cash flows from financing activities:
Repayments of loan payable	-	(1,000)
Cash received from Limited Partner capital contributions	5,537,450	6,966,299
Cash paid for Limited Partner distributions	(636,985)	(186,508)
Cash paid for Limited Partner redemptions	(4,885)	(1,000)
Cash paid for underwriting fees	(308,147)	(280,864)
Cash paid for offering costs	(121,237)	(369,506)
Net cash provided by financing activities	4,466,196	6,127,421

Net increase in cash and cash equivalents	1,222,101	4,473,507
Cash and cash equivalents, beginning of period	2,036,337	1,180,918
Cash and cash equivalents, end of period	$3,258,438	$5,654,425

Supplemental disclosure of non-cash investing and financing activities:
Offering expenses paid by Investment Manager	$121,237	$369,506
Units issued as underwriting fee discount	$83,237	$217,459
Distributions payable to General Partner	$7,778	$2,890
Distributions payable to Limited Partners	$140,809	$102,550
Restricted cash release	$-	$70,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Asset Income Fund V, L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2018 and 2017

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

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, the Partnership’s distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. On March 31, 2018, the distribution rate increased to 7.0% annually, paid quarterly at 1.75%, of capital contributions. On June 30, 2018, the distribution rate increased to 7.5% annually, paid quarterly at 1.88%, of capital contributions. On September 30, 2018, the distribution rate increased to 8.0% annually, paid quarterly at 2.00%, of capital contributions. During the nine months ended September 30, 2018, the Partnership declared and accrued quarterly distribution to its Limited Partners totaling $777,794 which resulted in a distributions payable to Limited Partners of $321,871 at September 30, 2018. At September 30, 2018, the Partnership declared and accrued a distribution of $7,778, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $12,880 at September 30, 2018.

On September 11, 2018, the Partnership formed a special purpose entity SQN Lifestyle Leasing, LLC (“Lifestyle Leasing”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership.

From August 11, 2016 through September 30, 2018, the Partnership admitted 391 Limited Partners with total capital contributions of $17,003,304 resulting in the sale of 1,700,330.47 Units. The Partnership received cash contributions of $16,447,048 and applied $556,256 which would have otherwise been paid as sales commission to the purchase of 55,626 additional Units.

2. Summary of Significant Accounting Policies.

Basis of Presentation — The condensed consolidated balance sheets, statements of operations, statement of changes in partners’ equity and statements of cash flows of the Partnership and Subsidiary at September 30, 2018 and 2017 and for the three and nine months ended September 30, 2018 and 2017 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Partnership’s annual report on Form 10-K, as filed with the SEC on March 29, 2018.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Partnership and its entity, where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

Variable interests are investments or other interests that absorb portions of a variable interest entity’s (“VIE”) expected losses or receive portions of the Partnership’s expected residual returns and are contractual, ownership, or other pecuniary interests in a VIE that change with changes in the fair value of the VIE. An entity is considered to be a VIE if any of the following conditions exist. (1) The total equity investment at risk is insufficient to permit the legal entity to finance its activities without additional subordinated financial support; or (2) As a group, the holders of equity investments at risk lack any of the three characteristics of a controlling financial interest: (a) The direct or indirect ability through voting or similar rights to make decisions that have a significant effect on the success of the legal entity. The equity holders at risk are deemed to lack this characteristic if: i. the voting rights of some investors are not proportional to their obligation to absorb the expected losses of the legal entity or rights to receive expected residual returns; and ii. substantially all of the legal entity’s activities are either involved with or are conducted on behalf of an investor that has disproportionately few voting rights (b) The obligation to absorb the expected losses of the legal entity or (c) The right to receive the expected residual returns of the legal entity. An entity that is determined to be a VIE is required to be condensed consolidated by its primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities that most significantly affect the VIE’s economic performance (“Power”) and the obligation to absorb losses of, or the right to receive benefits from the VIE, that could potentially be significant to the VIE (“Benefits”). The determination of whether a reporting entity is the primary beneficiary involves complex and subjective analyses.

Use of Estimates — The preparation of condensed interim consolidated financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed interim consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful lease, notes and loan accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

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

Asset Impairments — Assets in the Partnership’s investment portfolio, which are considered long-lived assets, are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and is recorded in the condensed statement of operations in the period the determination is made. The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to recover the carrying value of the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At September 30, 2018 and 2017, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

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

Foreign Currency Transactions — The Partnership has designated the United States of America dollar as the functional currency for the Partnership’s investments denominated in foreign currencies. Accordingly, certain assets and liabilities are translated at either the reporting period exchange rates or the historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all transaction gains or losses are reflected in the condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has adopted ASU No 2016-15 and has determined there was no significant impact on its condensed interim consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Partnership is currently evaluating the impact of this guidance on its condensed interim consolidated financial statements.

In February 2016, the FASB issued new guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its condensed interim consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Partnership has adopted ASU 2014-09 and has determined there was no significant impact on its condensed interim consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the condensed interim consolidated financial statements.

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will receive 1% of all distributed distributable cash, which was accrued at September 30, 2018 and 2017.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the three months ended September 30, 2018 and 2017, the Partnership paid $187,500 in management fee expense to the Investment Manager. For the nine months ended September 30, 2018 and 2017, the Partnership paid $562,500 in management fee expense to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the nine months ended September 30, 2018 and 2017, the Partnership paid $109,976 and $20,022, respectively, of structuring fees to the Investment Manager.

On December 15, 2017, the Partnership entered into two assignment and purchase agreements with Arboretum Core Asset Finance Fund, L.P., a Delaware limited partnership, a fund managed by the Investment Manager, to purchase two seasoned and performing promissory notes for total cash of $130,559. The funds from the promissory notes with the borrower were used to acquire point-of-sale systems for multiple restaurants. The two promissory notes will be paid in 13 monthly installments of principal and interest of $7,943 and $2,870, respectively. The notes accrue interest at a rate of 18% per annum and mature on January 1, 2019. The promissory notes are secured by a first priority lien with respect to the equipment. For the three and nine months ended September 30, 2018, the promissory notes earned interest income of $1,808 and $8,480, respectively.

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

For the nine months ended September 30, 2018 and the year ended December 31, 2017, the Partnership incurred the following transactions with Securities:

	September 30, 2018	December 31, 2017
	(unaudited)
Balance - beginning of period	$—	$—
Underwriting fees earned by Securities	110,349	154,917
Payments by the Partnership to Securities	(110,349)	(154,917)

Balance - end of period	$—	$—

For the nine months ended September 30, 2018 and 2017, the Partnership incurred the following underwriting fee transactions:

	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)
Underwriting discount incurred by the Partnership	$83,237	$217,459
Underwriting fees earned by Securities	110,349	137,922
Fees paid to outside brokers	197,798	142,942
Total underwriting fees	$391,384	$498,323

4. Investments in Finance Leases.

At September 30, 2018 and December 31, 2017, net investments in finance leases consisted of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Minimum rents receivable	$7,990,286	$2,422,090
Estimated unguaranteed residual value	662,066	128,970
Unearned income	(1,415,735)	(518,968)
Total	$7,236,617	$2,032,092

Computer Equipment

On October 6, 2016, the Partnership funded a lease facility for $680,020 of Apple computers with a private school in New York City. The finance lease requires 36 monthly payments of $17,402. The lessee made a down payment of $102,002 and the remainder amount was funded by the Partnership. The lease is secured by ownership of the equipment. At September 30, 2018, there were no significant changes to this lease.

Furniture and Kitchen Equipment

On October 21, 2016, the Partnership funded a finance lease for $357,020 of an assortment of school furniture and kitchen equipment with a public charter school in New Jersey. The finance lease requires 36 monthly payments of $11,647 with the first and last payments due in advance. The lease is secured by a first priority lien against the equipment. At September 30, 2018, there were no significant changes to this lease.

Agricultural Equipment

On November 9, 2017, the Partnership funded a lease facility for $406,456 of agricultural equipment and supplies with a company based in Illinois. The finance lease requires 36 monthly payments of $13,819 with the first and last payments due in advance. On February 9, 2018, the Partnership funded a second lease facility for $48,850 of agricultural equipment and supplies with the company based in Illinois. The finance lease requires 36 monthly payments of $1,661 with the first and last payments due in advance. On April 17, 2018, the Partnership funded a third lease facility for $44,380 of agricultural equipment and supplies with the company based in Illinois. The finance lease requires 36 monthly payments of $1,509 with the first and last payments due in advance. The leases are secured by a first priority lien against the agricultural equipment and supplies and a personal guarantee from the company’s CEO. At September 30, 2018, there were no significant changes to these leases.

Infrastructure Equipment

On December 4, 2017, the Partnership entered into a lease facility for $940,000 of railcar movers with a company based in Missouri. The finance lease requires 60 monthly payments of $16,468 with the first and last payments due in advance, and an additional final payment of $350,709. The lease is secured by a first priority lien against the railcar movers. At September 30, 2018, there were no significant changes to this lease.

On June 29, 2018, the Partnership entered into a lease facility for $1,199,520 for water pumps based in North Dakota. The finance lease requires 48 monthly payments of $31,902 with the first and last payments due in advance. The lease is secured by a first priority lien against the water pumps. At September 30, 2018, there were no significant changes to this lease.

Fabrication Equipment

On January 18, 2018, the Partnership entered into a lease facility for $2,188,377 of fabrication equipment with a company based in Texas. The lease requires 42 monthly payments of $57,199 with the first and last payments due in advance. The lease is secured by a first priority lien against the fabrication equipment. The lease was expected to commence on the first day of the calendar quarter following final funding, and the company has been paying pre-commencement rents to the Partnership. On January 30, 2018, February 14, 2018 and on March 16, 2018, the Partnership advanced $1,079,895, $647,122 and $349,428, respectively, under this lease facility. On September 21, 2018, the Partnership issued a Notice of Default letter to the company and on October 18, 2018, the Partnership issued a Commencement of Lease and Demand for Payment letter to the company. In November 2018, the Partnership entered into a forbearance agreement with the company, whereby the company will pay the outstanding October and November interim rent payments and then beginning in December 2018, they will pay a forbearance fee of $25,000 per month for three months while the company undergoes an internal restructuring. The Investment Manager is currently evaluating several options with regards to the outstanding balance of this lease.

Virtual Office Software Equipment

On February 5, 2018, the Partnership entered into a lease facility for $245,219 of virtual office software and equipment with a company based in Florida. The lease requires 24 monthly payments of $12,020 with the first and last payments due in advance. The lease is secured by a first priority lien against the virtual office software and equipment. On February 5, 2018, the Partnership advanced $245,219 under this lease facility. At September 30, 2018, there were no significant changes to this lease.

Education and Tourism Equipment

On February 12, 2018, the Partnership entered into a lease facility for up to $1,500,000 of educational multimedia content equipment with a global company. The lease is secured by a first priority lien against the educational multimedia content equipment. On February 14, 2018, the Partnership advanced $1,015,720 as equipment lease schedule 1 (“Schedule 1”) under this lease facility. The Schedule 1 lease requires 36 monthly payments of $33,402 with the first payment due in advance, commencing on March 1, 2018. On June 29, 2018, the Partnership amended and restated the above lease facility and Schedule 1 to $1,175,720 and advanced an additional $160,000 under the amended and restated lease facility. The amended and restated Schedule 1 lease requires 32 monthly payments of $39,212 and commenced on July 1, 2018.

Kitchen Equipment

On March 9, 2018, the Partnership entered into a lease facility for $88,233 of restaurant kitchen equipment with a company based in Pennsylvania. The lease required 42 monthly payments of $2,669 with the first and last payments due in advance. The lease was secured by a first priority lien against the restaurant kitchen equipment and a corporate guarantee of an affiliated company. On March 13, 2018, the Partnership advanced $88,233 under this lease facility. On May 11, 2018, the Partnership received cash of $99,162 as total payoff of the finance lease. The finance lease had a net book value of $82,674 resulting in an increase in finance income of $16,488.

Information Technology Equipment

On April 3, 2018, the Partnership funded a lease facility for $390,573 of IT server equipment with a company based in California. The finance lease requires 36 monthly payments of $13,444 with the first payment due in advance. The lease is secured by a first priority lien against the IT server equipment. At September 30, 2018, there were no significant changes to this lease.

Medical Equipment

On June 26, 2018, the Partnership entered into a lease facility for $673,706 of electrosurgical fiber, manufacturing, and testing equipment with a company based in Massachusetts. The lease is secured by a first priority lien against the equipment and a corporate guarantee of the parent company of the lessee. On June 26, 2018, the Partnership advanced a total of $455,749 as equipment lease schedule 1 and schedule 2 under this lease facility. On August 2, 2018 and September 26, 2018, the Partnership advanced a total of $71,361 and $35,680 as additional funding under equipment lease schedule 1. The lease schedule 1 requires 42 monthly payments of $10,711 with the first and last payment due upon commencement, commencing on October 1, 2018. As of September 30, 2018, the lease schedule 1 is fully funded. The lease schedule 2 requires 42 monthly payments of $9,513 with the first and last payment due upon commencement, commencing no later than January 1, 2019. The company has been paying pre-commencement rents to the Partnership.

5. Investment in Equipment Subject to Operating Leases.

On October 18, 2016, the Partnership funded a lease facility for $318,882 for 16 pizza ovens to five separate lessees. Each lease has a 36 month term with various monthly payments. The lease is secured by ownership of the equipment and by a corporate guarantee of the parent of the lessees.

The composition of the equipment subject to operating leases of the Partnership as of September 30, 2018 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
	(unaudited)	(unaudited)	(unaudited)
Food equipment	$334,826	$183,416	$151,410
	$334,826	$183,416	$151,410

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2017 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Food equipment	$334,826	$111,724	$223,102
	$334,826	$111,724	$223,102

Depreciation expense for the three and nine months ended September 30, 2018 was $23,912 and $71,692, respectively.

6. Collateralized Loans Receivable.

On June 26, 2017, the Partnership entered into a Commercial Finance Agreement (“CFA”) with a borrower to provide secured financing for $1,184,850 of warehouse racking equipment. The CFA is secured by the racking equipment, and accrues interest at a rate of 9% per annum and matures on June 26, 2020. The borrower will make 36 monthly payments as follows: one payment of $39,083, 11 monthly payments of $69,498 and 24 monthly payments of $20,222. In connection with the CFA, on June 26, 2017, the Partnership advanced $689,552 to the vendor as a progress payment for the equipment. On July 31, 2017, the Partnership advanced $495,298 to the vendor as the final payment for the equipment. For the three and nine months ended September 30, 2018, the CFA earned interest income of $7,362 and $28,889, respectively.

On June 26, 2017, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s debt. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $150,000. The note accrues interest at a rate of 12% per annum and matures on June 26, 2021. The promissory note will be paid through 48 monthly installments of principal and interest of $3,931. The promissory note is secured by a first priority security interest in all of the borrower’s assets and personal guarantees of the borrower’s principals as well as a corporate guarantee of an affiliate of the borrower. For the three and nine months ended September 30, 2018, the promissory note earned interest income of $2,657 and $8,535, respectively.

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

On June 29, 2018, the Partnership entered into a loan agreement with a borrower to provide financing in an amount up to $7,500,000 to finance a food production facility in Georgia. The loan facility is structured as two tranches: Tranche I: $5,500,000 was funded on July 5, 2018. Tranche II: Up to $2,000,000 is available at lender’s discretion subject to the borrower achieving certain milestones. The loan facility is secured by a first priority security interest in all of the borrower’s assets. In connection with the Tranche I loan, the Partnership received three promissory notes from the borrower in the amount of $1,500,000, $2,000,000 and $2,000,000 respectively. On July 5, 2018, the Partnership funded $5,500,000 for the Tranche I loan. The Tranche I loan accrues interest at a rate of 12.75% plus 3 month LIBOR with a floor of 1.5% and matures on June 30, 2021. The Tranche I loan requires 18 monthly interest only payments upon commencement (first 12 monthly interest payments to be paid in cash at 11% and the remainder to be paid in kind (“PIK”) by adding such PIK interest to the principal balance and 6 monthly interest payments to be paid in cash) and 18 monthly payment of principal and interest payment with monthly principal paydowns of $150,000. Upon maturity of the Tranche I loan, the borrower will make a final balloon payment of approximately $3,029,000 ($2,900,000 principal plus accrued PIK interest). On June 29, 2018, the Partnership entered into an assignment agreement with a third party and sold $3,000,000 of the Tranche I loan, effective July 5, 2018, and sold $1,000,000 of the Tranche I loan, effective on or about September 1, 2018. On July 5, 2018, the Partnership returned two promissory notes to the borrower in the amount of $2,000,000 and $2,000,000 respectively and the borrower reissued one promissory note to the Partnership in the amount of $1,000,000 and one promissory note to the third party in the amount of $3,000,000. On July 5, 2018 and August 31, 2018, the Partnership received cash of $3,000,000 and $1,000,000, respectively, from the third party for the sale of those promissory notes. For the three and nine months ended September 30, 2018, the $1,500,000 promissory note earned interest income of $54,812.

The future principal maturities of the Partnership’s collateralized loans receivable at September 30, 2018 are as follows:

Periods ending September 30, (unaudited)
2019	$303,385
2020	567,918
2021	1,180,781
2022	—
2023	—
Thereafter	—
Total	$2,052,084

7. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

As of September 30, 2018, the Partnership evaluated the carrying values of its financial instruments and they approximate fair value.

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

9. Business Concentrations

For the nine months ended September 30, 2018 and 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2018, the Partnership had three lessees which accounted for approximately 43%, 12%, and 12% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2017, the Partnership had two leases which accounted for approximately 61% and 39% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2018, the Partnership had three promissory notes which accounted for approximately 46%, 26% and 17% of the Partnership’s interest income derived from collateralized loans receivable. For the nine months ended September 30, 2017, the Partnership had two loans which accounted for approximately 83% and 17% of the Partnership’s interest income derived from collateralized loans receivable.

At September 30, 2018 and 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At September 30, 2018, the Partnership had four lessees which accounted for approximately 31%, 16%, 14% and 12% of the Partnership’s investment in finance leases. At September 30, 2017, the Partnership had two lessees which accounted for approximately 63% and 37% of the Partnership’s investment in finance leases. At September 30, 2018, the Partnership had two borrowers which accounted for approximately 74% and 19% of the Partnership’s investment in collateralized loans receivable. At September 30, 2017, the Partnership had two borrowers which accounted for approximately 87% and 13% of the Partnership’s investment in collateralized loans receivable.

10. Geographic Information

Geographic information for revenue for the three months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30, 2018
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$27,256	$27,256
Finance income	$278,168	$278,168
Interest income	$88,820	$88,820
Other income	$16,618	$16,618

	Three Months Ended September 30, 2017
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$27,256	$27,256
Finance income	$16,475	$16,475
Interest income	$20,233	$20,233
Other income	$21,633	$21,633

Geographic information for revenue for the nine months ended September 30, 2018 and 2017 was as follows:

	Nine Months Ended September 30, 2018
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$81,768	$81,768
Finance income	$629,057	$629,057
Interest income	$165,830	$165,830
Other income	$17,448	$17,448

	Nine Months Ended September 30, 2017
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$81,768	$81,768
Finance income	$55,186	$55,186
Interest income	$21,055	$21,055
Other income	$22,033	$22,033

Geographic information for long-lived assets at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018
	United States	Total
	(unaudited)	(unaudited)
Long-lived assets:
Investment in finance leases, net	$7,236,617	$7,236,617
Investments in equipment subject to operating leases, net	$151,410	$151,410
Collateralized loan receivable, including accrued interest	$2,053,057	$2,053,057

	December 31, 2017
	United States	Total
Long-lived assets:
Investment in finance leases, net	$2,032,092	$2,032,092
Investments in equipment subject to operating leases, net	$223,102	$223,102
Collateralized loan receivable, including accrued interest	$3,880,331	$3,880,331

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

As of September 30, 2018, the Partnership has one unfunded commitment totaling $110,915 for the finance lease of electrosurgical fiber, manufacturing, and testing equipment. Except for this investment, the Partnership does not have any unfunded commitments for any investments.

12. Subsequent Events

On October 1, 2018, the Partnership, on behalf of Lifestyle Leasing, funded $600,000 into an escrow account. On November 9, 2018, the funds were released from escrow and used to fund a helicopter lease. The lessee provided $450,000 of the $1,050,000 purchase price of the helicopter. The finance lease requires 36 monthly payments of $13,423, payable in arrears, and a final payment of $284,435 on November 1, 2021. On funding, the lessee paid the November 1, 2018 rent payment and a four month security deposit of $53,692. The lease is secured by a first priority lien against the leased helicopter and against an additional helicopter.

On October 18, 2018, the Partnership issued a Commencement of Lease and Demand for Payment letter to the company based in Texas in regards to a finance lease of fabrication equipment. In November 2018, the Partnership entered into a forbearance agreement with the company, whereby the company will pay the outstanding October and November interim rent payments and then beginning in December 2018, they will pay a forbearance fee of $25,000 per month for three months while the company undergoes an internal restructuring.

On October 31, 2018, the Partnership entered into a lease facility for $529,239 for water pumps and other equipment, to a company based in North Dakota. The finance lease requires 36 monthly payments of $17,888 with the first and last payments due in advance. The lease is secured by a first priority lien against the equipment.

From October 1, 2018 through November 14, 2018, the Partnership admitted an additional 28 Limited Partners with total capital contributions of $1,382,468 resulting in the sale of 138,246.84 Units. The Partnership received cash contributions of $1,377,600 and applied $4,868 which would have otherwise been paid as sales commissions to the purchase of 486.84 additional Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $27,552 and $64,255, respectively.

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

Recent Significant Transactions

Fabrication Equipment

On January 18, 2018, the Partnership entered into a lease facility for $2,188,377 of fabrication equipment with a company based in Texas. The lease requires 42 monthly payments of $57,199 with the first and last payments due in advance. The lease is secured by a first priority lien against the fabrication equipment. The lease was expected to commence on the first day of the calendar quarter following final funding, and the company has been paying pre-commencement rents to the Partnership. On January 30, 2018, February 14, 2018 and on March 16, 2018, the Partnership advanced $1,079,895, $647,122 and $349,428, respectively, under this lease facility. On September 21, 2018, the Partnership issued a Notice of Default letter to the company and on October 18, 2018, the Partnership issued a Commencement of Lease and Demand for Payment letter to the company. In November 2018, the Partnership entered into a forbearance agreement with the company, whereby the company will pay the outstanding October and November interim rent payments and then beginning in December 2018, they will pay a forbearance fee of $25,000 per month for three months while the company undergoes an internal restructuring. The Investment Manager is currently evaluating several options with regards to the outstanding balance of this lease.

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

Education and Tourism Equipment

On February 12, 2018, the Partnership entered into a lease facility for up to $1,500,000 of educational multimedia content equipment with a global company. The lease is secured by a first priority lien against the educational multimedia content equipment. On February 14, 2018, the Partnership advanced $1,015,720 as equipment lease schedule 1 (“Schedule 1”) under this lease facility. The Schedule 1 lease requires 36 monthly payments of $33,402 with the first payment due in advance, commencing on March 1, 2018. On June 29, 2018, the Partnership amended and restated the above lease facility and Schedule 1 to $1,175,720 and advanced an additional $160,000 under the amended and restated lease facility. The amended and restated Schedule 1 lease requires 32 monthly payments of $39,212, commencing on July 1, 2018. As of September 30, 2018, the amended lease facility is fully funded.

Kitchen Equipment

On March 9, 2018, the Partnership entered into a lease facility for $88,233 of restaurant kitchen equipment with a company based in Pennsylvania. The lease required 42 monthly payments of $2,669 with the first and last payments due in advance. The lease was secured by a first priority lien against the restaurant kitchen equipment and a corporate guarantee of an affiliated company. On March 13, 2018, the Partnership advanced $88,233 under this lease facility. On May 11, 2018, the Partnership received cash of $99,162 as total payoff of the finance lease. The finance lease had a net book value of $82,674 resulting in an increase in finance income of $16,488.

Information Technology Equipment

On April 3, 2018, the Partnership funded a lease facility for $390,573 of IT server equipment with a company based in California. The finance lease requires 36 monthly payments of $13,444 with the first payment due in advance. The lease is secured by a first priority lien against the IT server equipment.

Medical Equipment

On June 26, 2018, the Partnership entered into a lease facility for $673,706 of electrosurgical fiber, manufacturing, and testing equipment with a company based in Massachusetts. The lease is secured by a first priority lien against the equipment and a corporate guarantee of the parent company of the lessee. On June 26, 2018, the Partnership advanced a total of $455,749 as equipment lease schedule 1 and schedule 2 under this lease facility. On August 2, 2018 and September 26, 2018, the Partnership advanced a total of $71,361 and $35,680 as additional funding under equipment lease schedule 1. The lease schedule 1 requires 42 monthly payments of $10,711 with the first and last payment due upon commencement, commencing on October 1, 2018. As of September 30, 2018, the lease schedule 1 is fully funded. The lease schedule 2 requires 42 monthly payments of $9,513 with the first and last payment due upon commencement, commencing no later than January 1, 2019. The company has been paying pre-commencement rents to the Partnership.

Infrastructure Equipment

On June 29, 2018, the Partnership entered into a lease facility for $1,199,520 for water pumps based in North Dakota. The finance lease requires 48 monthly payments of $31,902 with the first and last payments due in advance. The lease is secured by a first priority lien against the water pumps.

Food Production Equipment

On June 29, 2018, the Partnership entered into a loan agreement with a borrower to provide financing in an amount up to $7,500,000 to finance a food production facility in Georgia. The loan facility is structured as two tranches: Tranche I: $5,500,000 was funded on July 5, 2018. Tranche II: Up to $2,000,000 is available at lender’s discretion subject to the borrower achieving certain milestones. The loan facility is secured by a first priority security interest in all of the borrower’s assets. In connection with the Tranche I loan, the Partnership received three promissory notes from the borrower in the amount of $1,500,000, $2,000,000 and $2,000,000 respectively. On July 5, 2018, the Partnership funded $5,500,000 for the Tranche I loan. The Tranche I loan accrues interest at a rate of 12.75% plus 3 month LIBOR with a floor of 1.5% and matures on June 30, 2021. The Tranche I loan requires 18 monthly interest only payments upon commencement (first 12 monthly interest payments to be paid in cash at 11% and the remainder to be paid in kind (“PIK”) by adding such PIK interest to the principal balance and 6 monthly interest payments to be paid in cash) and 18 monthly payment of principal and interest payment with monthly principal paydowns of $150,000. Upon maturity of the Tranche I loan, the borrower will make a final balloon payment of approximately $3,029,000 ($2,900,000 principal plus accrued PIK interest). On June 29, 2018, the Partnership entered into an assignment agreement with a third party and sold $3,000,000 of the Tranche I loan, effective July 5, 2018, and sold $1,000,000 of the Tranche I loan, effective on or about September 1, 2018. On July 5, 2018, the Partnership returned two promissory notes to the borrower in the amount of $2,000,000 and $2,000,000 respectively and the borrower reissued one promissory note to the Partnership in the amount of $1,000,000 and one promissory note to the third party in the amount of $3,000,000. On July 5, 2018 and August 31, 2018, the Partnership received cash of $3,000,000 and $1,000,000, respectively, from the third party for the sale of those promissory notes.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of condensed interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates will primarily include the determination of allowance for notes and leases, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has adopted ASU No 2016-15 and has determined there was no significant impact on its condensed interim consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Partnership is currently evaluating the impact of this guidance on its condensed interim consolidated financial statements.

In February 2016, the FASB issued new guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its condensed interim consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Partnership has adopted ASU 2014-09 and has determined there was no significant impact on its condensed interim consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed interim consolidated financial statements.

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

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period, we expect to generate the majority of our cash inflow from financing activities though the sale of our Units to investors. Through September 30, 2018, we admitted 391 Limited Partners with total capital contributions of $17,003,304 resulting in the sale of 1,700,330.47 Units. The Partnership received cash contributions of $16,447,048 and applied $556,256 which would have otherwise been paid as sales commission to the purchase of 55,626 additional Units.

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

Results of Operations for the Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Our revenue for the three months ended September 30, 2018 and 2017 is summarized as follows:

	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)
Revenue:
Rental income	$27,256	$27,256
Finance income	278,168	16,475
Interest income	88,820	20,233
Other income	16,618	21,633
Total Revenue	$410,862	$85,597

For the three months ended September 30, 2018, we earned $410,862 in total revenue. We earned $27,256 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $630,000 and recognized $278,168 in finance income from various finance leases during the same period. We also recognized $88,820 in interest income from collateralized loans receivable during the same period. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2018.

For the three months ended September 30, 2017, we earned $85,597 in total revenue. We earned $27,256 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $87,200 and recognized $16,475 in finance income from two finance leases during the same period. We also recognized $20,233 in interest income which was generated by two collateralized loans receivable.

Our expenses for the three months ended September 30, 2018 and 2017 are summarized as follows:

	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$187,500	$187,500
Depreciation	23,912	23,911
Professional fees	111,867	33,076
Administration expense	72,914	33,175
Other expenses	-	14,514
Total Expenses	$396,193	$292,176

For the three months ended September 30, 2018, we incurred $396,193 in total expenses. We paid $187,500 in management fees to our Investment Manager during the three months ended September 30, 2018. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $23,912 in depreciation expense and $72,914 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred $111,867 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Income (Loss)

As a result of the factors discussed above, we reported net income for the three months ended September 30, 2018 of $14,669 as compared to a net loss of $206,579 for the three months ended September 30, 2017.

Results of Operations for the Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Our revenue for the nine months ended September 30, 2018 and 2017 is summarized as follows:

	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)
Revenue:
Rental income	$81,768	$81,768
Finance income	629,057	55,186
Interest income	165,830	21,055
Other income	17,448	22,033
Total Revenue	$894,103	$180,042

For the nine months ended September 30, 2018, we earned $894,103 in total revenue. We earned $81,768 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $1,462,000 and recognized $629,057 in finance income from various finance leases during the same period. We also recognized $165,830 in interest income from collateralized loans receivable during the same period. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2018.

For the nine months ended September 30, 2017, we earned $180,042 in total revenue. We earned $81,768 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $261,400 and recognized $55,186 in finance income from two finance leases during the same period. We also recognized $21,055 in interest income which was generated by two collateralized loans receivable.

Our expenses for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$562,500	$562,500
Depreciation	71,692	71,690
Professional fees	248,912	165,852
Administration expense	157,375	128,254
Other expenses	10,414	15,114
Total Expenses	$1,050,893	$943,410

For the nine months ended September 30, 2018, we incurred $1,050,893 in total expenses. We paid $562,500 in management fees to our Investment Manager during the nine months ended September 30, 2018. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $71,692 in depreciation expense and $157,375 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred $248,912 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Loss

As a result of the factors discussed above, we reported a net loss for the nine months ended September 30, 2018 of $156,790, and for the nine months ended September 30, 2017 of $763,368.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$1,002,902	$(531,150)
Investing activities	$(4,246,997)	$(1,122,764)
Financing activities	$4,466,196	$6,127,421

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

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2018 was $1,002,902 and was primarily driven by the following factors; depreciation expense of approximately $72,000, receipt of approximately $1,462,000 in minimum rental payments from finance leases acquired during the period, receipt of approximately $202,000 in interest income payments from collateralized loans receivable acquired during the period, an increase to deferred revenue of approximately $88,000 and an increase to accounts payable of approximately $145,000. Offsetting these fluctuations was a net loss for the nine months ended September 30, 2018 of approximately $157,000, finance income of approximately $630,000, and interest income of approximately $166,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

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

Investing Activities

Cash used in investing activities was $4,246,997 for the nine months ended September 30, 2018, which consisted of approximately $6,037,000 and $5,538,000 that we paid for the purchase of finance leases and for the acquisition of collateralized loans receivable, respectively, offset by approximately $3,328,000 in cash received from collateralized loans receivable and $4,000,000 in cash received from sale of collateralized loans receivable.

Cash used in investing activities for the nine months ended September 30, 2017 was $1,122,764. We paid approximately $1,361,000 for the acquisition of our collateralized loans receivable and received approximately $238,000 from our collateralized loans receivable.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 was $4,466,196 and was primarily due to cash proceeds received of approximately $5,537,000 from the sale of our Units to Limited Partners. Offsetting this increase were payments for distributions to our Limited Partners of approximately $637,000, payments of approximately $121,000 for organizational and offering costs and underwriting fees of $308,000.

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

Distributions

During the Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. On March 31, 2018, our distribution rate increased to 7.0% annually, paid quarterly at 1.75%, of capital contributions. On June 30, 2018, our distribution rate increased to 7.5% annually, paid quarterly at 1.88%, of capital contributions. On September 30, 2018, our distribution rate increased to 8.0% annually, paid quarterly at 2.00%, of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the nine months ended September 30, 2018, the Partnership declared and accrued quarterly distribution to its Limited Partners totaling $777,794 which resulted in a distributions payable to Limited Partners of $321,871 at September 30, 2018. At September 30, 2018, the Partnership declared and accrued a distribution of $7,778, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $12,880 at September 30, 2018.

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

As of September 30, 2018, we have one unfunded commitment totaling $110,915 for the finance lease of electrosurgical fiber, manufacturing, and testing equipment. Except for this investment, we do not have any unfunded commitments for any investments.

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

On October 1, 2018, the Partnership, on behalf of Lifestyle Leasing, funded $600,000 into an escrow account. On November 9, 2018, the funds were released from escrow and used to fund a helicopter lease. The lessee provided $450,000 of the $1,050,000 purchase price of the helicopter. The finance lease requires 36 monthly payments of $13,423, payable in arrears, and a final payment of $284,435 on November 1, 2021. On funding, the lessee paid the November 1, 2018 rent payment and a four month security deposit of $53,692. The lease is secured by a first priority lien against the leased helicopter and against an additional helicopter.

On October 18, 2018, the Partnership issued a Commencement of Lease and Demand for Payment letter to the company based in Texas in regards to a finance lease of fabrication equipment. In November 2018, the Partnership entered into a forbearance agreement with the company, whereby the company will pay the outstanding October and November interim rent payments and then beginning in December 2018, they will pay a forbearance fee of $25,000 per month for three months while the company undergoes an internal restructuring.

On October 31, 2018, the Partnership entered into a lease facility for $529,239 for water pumps and other equipment, to a company based in North Dakota. The finance lease requires 36 monthly payments of $17,888 with the first and last payments due in advance. The lease is secured by a first priority lien against the equipment.

From October 1, 2018 through November 14, 2018, the Partnership admitted an additional 28 Limited Partners with total capital contributions of $1,382,468 resulting in the sale of 138,246.84 Units. The Partnership received cash contributions of $1,377,600 and applied $4,868 which would have otherwise been paid as sales commissions to the purchase of 486.84 additional Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $27,552 and $64,255, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2018, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

Beginning January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed financial statements and related disclosures. There was no other change in our internal control over financial reporting during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K dated December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on August 11, 2016. Our Offering Period commenced on August 11, 2016. From August 11, 2016 through September 30, 2018, the Partnership admitted 391 Limited Partners with total capital contributions of $17,003,304 resulting in the sale of 1,700,330.47 Units. The Partnership received cash contributions of $16,447,048 and applied $556,256 which would have otherwise been paid as sales commission to the purchase of 55,626 additional Units.

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

November 14, 2018

/s/ Michael Miroshnikov
Michael Miroshnikov
President

