Form 10-K
period 2018-12-31
SQN Asset Income Fund V, L.P.
filed 2019-03-28
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

The number of outstanding units of limited partnership interests of the registrant on March 28, 2019 was 2,348,739.26.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN Asset Income Fund V L.P. and Subsidiary

Annual Report on Form 10-K for Year Ended December 31, 2018

PART I

As used in this Annual Report on Form 10-K, references to “we,” “us,” “our” or similar terms or references to, “the Partnership” refer to SQN Asset Income Fund V, L.P. and Subsidiary.

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

The General Partner of the Partnership is SQN AIF V GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager, Arboretum Investment Advisors, LLC (f/k/a SQN Investment Advisors, LLC) (the “Investment Manager”). On January 7, 2019, the Investment Manager changed its name from SQN Investment Advisors, LLC to Arboretum Investment Advisors, LLC. Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership.

Our income, losses and distributions are allocated 99% to the limited partners (the “Limited Partners”) and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. We expect to conduct our activities for at least six years and divide our life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period began on August 11, 2016, and we have elected to close on March 31, 2019. The Operating Period commenced on October 3, 2016, the date of our initial closing, and will last for four years after that date unless extended at the sole discretion of the General Partner. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which the portfolio will be liquidated in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

American Elm Distribution Partners, LLC (f/k/a SQN Securities, LLC) (“American Elm”), is a Delaware limited liability company, is affiliated with our General Partner. American Elm will act initially as the selling agent for the offering of our units (“Units”). On January 7, 2019, American Elm changed its name from SQN Securities, LLC to American Elm Distribution Partners, LLC. The Units are offered on a “best efforts,” “minimum-maximum” basis. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016, and this offering will close on March 31, 2019.

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

The life cycle of our fund is divided into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. Our Offering period commenced on August 11, 2016 and we have elected to close on March 31, 2019. We are currently in negotiations with additional Selling Dealers to offer our Units for sale. We have been approved for sale under Blue Sky regulations in 49 states and the District of Columbia. During the Offering Period it is anticipated that the majority of our cash inflows will be derived from financing activities and be the direct result of capital contributions from Limited Partners.

During the Operating Period, we plan to make quarterly distributions of cash to our Limited Partners, if, in the opinion of our Investment Manager, such distributions are in our best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625% of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions.

From August 11, 2016 through December 31, 2018, we admitted 446 Limited Partners with total capital contributions of $19,369,803 resulting in the sale of 1,936,980.32 Units. We received cash contributions of $18,801,749 and applied $568,054 which would have otherwise been paid as sales commission to the purchase of 56,805.47 additional Units. During the year ended December 31, 2018 and 2017, we paid an underwriting fee to American Elm totaling $157,443 and $154,917, respectively.

A Limited Partner may not redeem its Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

At December 31, 2018, we had total assets of $14,696,840. Of this amount, $11,503,951 was for various investments: (i) $8,058,033 related to investments in finance leases (ii) $127,498 related to investments in equipment subject to operating leases and (iii) $3,318,420 related to collateralized loans receivables. For the year ended December 31, 2018, we had a net loss of $139,178.

At December 31, 2017, we had total assets of $8,199,923. Of this amount, $6,135,525 was for various investments: (i) $2,032,092 related to investments in finance leases (ii) $223,102 related to investments in equipment subject to operating leases and (iii) $3,880,331 related to collateralized loans receivables. For the year ended December 31, 2017, we had a net loss of $1,151,603.

At December 31, 2018 and 2017, our investment portfolio consisted of the following transactions:

Computer Equipment

On October 6, 2016, the Partnership funded a lease facility for $680,020 of Apple computers with a private school in New York City. The finance lease requires 36 monthly payments of $17,402. The lessee made a down payment of $102,002 and the remainder amount was funded by the Partnership. The lease is secured by ownership of the equipment.

Kitchen Equipment

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

Fabrication Equipment

On January 18, 2018, the Partnership entered into a lease facility for $2,188,377 of fabrication equipment with a company based in Texas. The lease requires 42 monthly payments of $57,199 with the first and last payments due in advance. The lease is secured by a first priority lien against the fabrication equipment. The lease was expected to commence on the first day of the calendar quarter following final funding, and the company was paying pre-commencement rents to the Partnership. On January 30, 2018, February 14, 2018 and on March 16, 2018, the Partnership advanced $1,079,895, $647,122 and $349,428, respectively, under this lease facility. On September 21, 2018, the Partnership issued a Notice of Default letter to the company and on October 18, 2018, the Partnership issued a Commencement of Lease and Demand for Payment letter to the company. In November 2018, the Partnership entered into a forbearance agreement with the company, whereby the company will pay the outstanding October and November interim rent payments and then beginning in December 2018, they will pay a forbearance fee of $25,000 per month for three months while the company undergoes an internal restructuring. During the year ended December 31, 2018, the Partnership received payments totaling $403,363 from this lessee. On February 28, 2019, the lease was amended and restated to a 60 month lease commencing on March 1, 2019. The lease requires 24 monthly payments of $31,000 and 36 monthly payments of $40,000. The lease is secured by a first priority lien against the fabrication equipment. The Partnership will reclassify this lease as an operating lease.

Virtual Office Software Equipment

On February 5, 2018, the Partnership entered into a lease facility and advanced $245,219 of virtual office software and equipment with a company based in Florida. The lease requires 24 monthly payments of $12,020 with the first and last payments due in advance. The lease is secured by a first priority lien against the virtual office software and equipment.

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

Collateralized Loan Receivable

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

Infrastructure Equipment

On June 29, 2018, the Partnership entered into a lease facility for $1,199,520 for water pumps based in North Dakota. The finance lease requires 48 monthly payments of $31,902 with the first and last payments due in advance. On October 31, 2018, the Partnership entered into a second lease facility for $529,239 for water pumps. The finance lease requires 36 monthly payments of $17,888 with the first and last payments due in advance. The lease is secured by a first priority lien against the water pumps.

On November 20, 2018, the Partnership entered into a lease facility for $33,450 for water pumps based in Texas. The finance lease requires 36 monthly payments of $1,159 with the first and last payments due in advance. On November 20, 2018, the Partnership entered into a second lease facility for $162,943 for water pumps. The finance lease requires 36 monthly payments of $3,259 with the first two months and last payments due in advance. The lease is secured by a first priority lien against the water pumps.

Helicopter

On October 1, 2018, the Partnership, on behalf of Lifestyle Leasing, funded $600,000 into an escrow account. On November 9, 2018, the funds were released from escrow and used to fund a helicopter lease. The lessee provided $450,000 of the $1,050,000 purchase price of the helicopter. The finance lease requires 36 monthly payments of $13,423, payable in arrears, and a final payment of $284,435 on November 1, 2021. On funding, the lessee paid the November 1, 2018 rent payment and a four month security deposit of $53,692. The lease is secured by a first priority lien against the leased helicopter and against an additional helicopter. On February 14, 2019, Lifestyle Leasing, on behalf of the Partnership, received cash of $577,025 as total payoff, in connection with the helicopter lease entered into on October 1, 2018. The finance lease had a net book value of $525,063 resulting in an increase in finance income of $51,962.

Collateralized Loan Receivable

On December 11, 2018, the Partnership entered into a loan agreement with two affiliated North Dakota based firms as co-borrowers to provide financing in an amount up to $4,100,000 for oilfield tools and services, and consulting, of which the Partnership agreed to provide up to $1,700,000. The loan facility is structured as two tranches: Tranche I: $3,200,000 and Tranche II: 900,000 which are available at lender’s discretion subject to the borrower achieving certain milestones. The loan facility is secured by a first priority lien on all of the borrower’s assets. In connection with the Tranche I loan, the Partnership received two promissory notes from the borrower in the amount of $1,326,830 and $1,873,170. On December 11, 2018, $1,326,830 and $1,873,170 were funded for Tranche I, in which $100,000 was held back for a security deposit and $200,000 will be funded upon completion. The Tranche I loan accrues interest at a rate of 10.6% plus 3 month LIBOR with a floor of 2.4% and matures on December 11, 2021. The Tranche I loan requires 36 monthly payments of $41,463 with one interest only payment due upon loan commencement. On December 11, 2018, the Partnership entered into an assignment agreement with a third party and sold $1,873,170 of the Tranche I loan, effective December 11, 2018. On December 14, 2018, the Partnership received cash of $1,682,842 from the third party for the sale of the promissory note.

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

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and any amendments to those reports and our Current Reports on Form 8-K, if any, and any amendments to those reports are available free of charge on the SEC’s website at http://www.sec.gov or from our website at http://thearboretumgroup.com.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases, and we generate all our revenues in geographic areas in the United States of America. For additional information, refer to Part II. Item 8. Financial Statement and Supplementary Data, Note 12 Geographic Information in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings.

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Units are not publicly traded, and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 28, 2019
General Partner	1
Limited Partners	556

We pay, at the sole discretion of our Investment Manager and contingent upon the availability of funds, quarterly cash distributions to each Limited Partner computed at 1.5% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution. During the year ended December 31, 2018, we made quarterly cash distributions to our Limited Partners totaling approximately $959,000, and we accrued $370,290 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $370,290 at December 31, 2018. During the year ended December 31, 2017, we made quarterly cash distributions to our Limited Partners totaling approximately $330,000, and we accrued $181,062 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $181,062 at December 31, 2017. At December 31, 2018 and 2017 we declared and accrued a distribution of approximately $11,481 and $4,701, respectively, for distributions due to our General Partner which resulted in distributions payable to our General Partner of approximately $16,583 and $5,102 at December 31, 2018 and 2017, respectively.

We are required pursuant to Financial Industry Regulatory Authority, Inc. (“FINRA”) Rule 2310(b)(5) to disclose in each annual report distributed to our Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is the net investment amount, which is based on the “Net Offering Proceeds” percentage shown in our estimated use of proceeds table in the prospectus for our public offering. This estimated per Unit value is $9.10 per Unit at December 31, 2018. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this estimated value. There is no significant public trading market for our Units at this time and none is expected to develop. There can be no assurance that Limited Partners could receive $9.10 per Unit if such a market did exist and they sold their Units, or that they will be able to receive such amount for their Units in the future. At December 31, 2018, we were in our Operating Period which we began on October 3, 2016, and our Offering Period which we began on August 11, 2016 and we have elected to close on March 31, 2019.

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

Item 6. Selected Financial Data.

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Total revenue	$1,228,552	$301,698
Net loss	$(139,178)	$(1,151,603)
Net loss allocable to Limited Partners	$(137,786)	$(1,140,087)
Weighted average number of limited partnership interests outstanding	810,989.49	458,105.11
Net loss per weighted average number of limited partnership interests outstanding	$(0.17)	$(2.49)
Distributions paid to Limited Partners	$1,148,084	$470,121
Distributions per weighted average number of limited partnership interests outstanding	$1.42	$1.03

	December 31, 2018	December 31, 2017
Total assets	$14,696,840	$8,199,923
Partners’ Equity	$13,850,728	$7,860,982

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

We are currently in the Offering and Operating Period. The Partnership elected to close the Offering Period on March 31, 2019. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and will last for four years from that date unless extended at the sole discretion of the General Partner. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

Our General Partner, our Investment Manager and their affiliates, including American Elm in its capacity as our selling agent and certain non-affiliates (namely, Selling Dealers) receive fees and compensation from the offering of our Units, including the following, with any and all compensation paid to our General Partner solely in cash. We pay an underwriting fee of 2% of the gross proceeds of the offering (excluding proceeds, if any, we receive from the sale of our Units to our General Partner or its affiliates) to our selling agent or selling agents. While American Elm initially acts as our exclusive selling agent, we may engage additional selling agents in the future. From these underwriting fees, a selling agent may pay Selling Dealers, a non-accountable marketing fee based upon such factors as the volume of sales of such Selling Dealers, the level of marketing support provided by such participating dealers and the assistance of such Selling Dealers in marketing the offering, or to reimburse representatives of such Selling Dealers for the costs and expenses of attending our educational conferences and seminars. This fee will vary, depending upon separately negotiated agreements with each Selling Dealer. In addition, we pay a sales commission to Selling Dealers up to 5% of the gross proceeds of the offering (excluding proceeds, if any, we receive from the sale of our Units to our General Partner or its affiliates).

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

Current Business Environment and Outlook

We believe that 2019 will continue to present attractive opportunities for equipment lease and asset finance investments. The Federal Reserve Board increased its benchmark interest rate several times in 2018, and is expected to further increase rates in 2019 making our financing more cost competitive with banks. While we expect interest rates to increase further during 2019, increases in interest rates generally result in increased returns on asset based investments. As lending institutions, such as banks, raise the interest rates they charge borrowers, the financing provided by us will become more cost competitive, and our market for potential investments will broaden. Although increase in interest rates will increase the cost of leverage, we do not expect a significant net effect on our gross margins because we do not plan on utilizing significant leverage in our portfolio. Our single investor leases and loans should benefit from any increase in interest rates over the long term. The competitive environment is firming up with a few large participants exiting the market, but with a growing number of well capitalized new participants prepared to absorb market share. As the market settles, we believe there is more opportunity than there has been in years to acquire seasoned portfolios of equipment leases and loans. We also believe that there may be opportunity for consolidation in the next year or two. Overall we think that businesses have a positive outlook for growth in 2019 and we anticipate capital asset and equipment acquisition will be an essential part of that growth.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2019 Equipment Leasing and Financing U.S. Economic Outlook” the U.S. economy’s growth in 2019 is poised to experience moderately strong growth of 2.3% while equipment and software investment should expand by about 4.1%. We believe that the U.S. economy appears to be back on solid footing and that credit market conditions are healthy and are not expected to inhibit business investment or the equipment finance industry. We also believe that U.S. manufacturing activity will increase over the near term with support from the current administration, that materials handling equipment investment growth and medical equipment investment growth will remain stable and that all other industrial equipment investment growth will likely rebound. We anticipate that railroad, aircraft and ship equipment investment growth will continue to strengthen, that trucks investment growth is poised to accelerate and that computers investment growth is likely to improve. While we do not anticipate making significant investment in these asset classes, we believe that the anticipated increases in investment growth in these classes will tie up a substantial amount of capital of other asset finance companies.

Equipment and software investment increased at a robust rate in the first half of 2018, driven by more preferable tax treatment and a general upswing in the U.S. economy. However, growth slowed in the third and fourth quarter of 2018. The economy remains generally healthy, and business conditions in the equipment finance industry remain favorable, and investment in the majority of equipment verticals should post moderate growth for at least the first half of 2019.We believe that the rebound in the energy sector is a key contributing factor towards the rebound in equipment investment, and that the rebound in the energy sector will benefit several equipment verticals. After a breakout year in 2018 during which equipment and software investment posted its fastest growth since 2012, the economy is on good footing heading into 2019. Business and consumer confidence remain elevated and the labor market is strong. We also believe that most other verticals are exhibiting positive signs and appear primed to improve during 2019.

Recent Significant Transactions

Fabrication Equipment

On January 18, 2018, the Partnership entered into a lease facility for $2,188,377 of fabrication equipment with a company based in Texas. The lease requires 42 monthly payments of $57,199 with the first and last payments due in advance. The lease is secured by a first priority lien against the fabrication equipment. The lease was expected to commence on the first day of the calendar quarter following final funding, and the company was paying pre-commencement rents to the Partnership. On January 30, 2018, February 14, 2018 and on March 16, 2018, the Partnership advanced $1,079,895, $647,122 and $349,428, respectively, under this lease facility. On September 21, 2018, the Partnership issued a Notice of Default letter to the company and on October 18, 2018, the Partnership issued a Commencement of Lease and Demand for Payment letter to the company. In November 2018, the Partnership entered into a forbearance agreement with the company, whereby the company will pay the outstanding October and November interim rent payments and then beginning in December 2018, they will pay a forbearance fee of $25,000 per month for three months while the company undergoes an internal restructuring. During the year ended December 31, 2018, the Partnership received payments totaling $403,363 from this lessee. On February 28, 2019, the lease was amended and restated to a 60 month lease commencing on March 1, 2019. The lease requires 24 monthly payments of $31,000 and 36 monthly payments of $40,000. The lease is secured by a first priority lien against the fabrication equipment. The Partnership will reclassify this lease as an operating lease.

Virtual Office Software Equipment

On February 5, 2018, the Partnership entered into a lease facility and advanced $245,219 of virtual office software and equipment with a company based in Florida. The lease requires 24 monthly payments of $12,020 with the first and last payments due in advance. The lease is secured by a first priority lien against the virtual office software and equipment.

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

Infrastructure Equipment

On June 29, 2018, the Partnership entered into a lease facility for $1,199,520 for water pumps based in North Dakota. The finance lease requires 48 monthly payments of $31,902 with the first and last payments due in advance. On October 31, 2018, the Partnership entered into a second lease facility for $529,239 for water pumps. The finance lease requires 36 monthly payments of $17,888 with the first and last payments due in advance. The lease is secured by a first priority lien against the water pumps.

On November 20, 2018, the Partnership entered into a lease facility for $33,450 for water pumps based in Texas. The finance lease requires 36 monthly payments of $1,159 with the first and last payments due in advance. On November 20, 2018, the Partnership entered into a second lease facility for $162,943 for water pumps. The finance lease requires 36 monthly payments of $3,259 with the first two months and last payments due in advance. The lease is secured by a first priority lien against the water pumps.

On December 11, 2018, the Partnership entered into a loan agreement with two affiliated North Dakota based firms as co-borrowers to provide financing in an amount up to $4,100,000 for oilfield tools and services, and consulting, of which the Partnership agreed to provide up to $1,700,000. The loan facility is structured as two tranches: Tranche I: $3,200,000 and Tranche II: 900,000 which are available at lender’s discretion subject to the borrower achieving certain milestones. The loan facility is secured by a first priority lien on all of the borrower’s assets. In connection with the Tranche I loan, the Partnership received two promissory notes from the borrower in the amount of $1,326,830 and $1,873,170. On December 11, 2018, $1,326,830 and $1,873,170 were funded for Tranche I, in which $100,000 was held back for a security deposit and $200,000 will be funded upon completion. The Tranche I loan accrues interest at a rate of 10.6% plus 3 month LIBOR with a floor of 2.4% and matures on December 11, 2021. The Tranche I loan requires 36 monthly payments of $41,463 with one interest only payment due upon loan commencement. On December 11, 2018, the Partnership entered into an assignment agreement with a third party and sold $1,873,170 of the Tranche I loan, effective December 11, 2018. On December 14, 2018, the Partnership received cash of $1,682,842 from the third party for the sale of the promissory note.

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

Helicopter

On October 1, 2018, the Partnership, on behalf of Lifestyle Leasing, funded $600,000 into an escrow account. On November 9, 2018, the funds were released from escrow and used to fund a helicopter lease. The lessee provided $450,000 of the $1,050,000 purchase price of the helicopter. The finance lease requires 36 monthly payments of $13,423, payable in arrears, and a final payment of $284,435 on November 1, 2021. On funding, the lessee paid the November 1, 2018 rent payment and a four month security deposit of $53,692. The lease is secured by a first priority lien against the leased helicopter and against an additional helicopter. On February 14, 2019, Lifestyle Leasing, on behalf of the Partnership, received cash of $577,025 as total payoff, in connection with the helicopter lease entered into on October 1, 2018. The finance lease had a net book value of $525,063 resulting in an increase in finance income of $51,962.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates will primarily include the determination of allowance for notes and leases, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has adopted ASU 2016-15 and has determined there was no significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Partnership has adopted ASU 2014-09 and has determined there was no significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Business Overview

Our Offering Period commenced on August 11, 2016, and we have elected to close on March 31, 2019. We are currently in negotiations with additional Selling Dealers to offer our Units for sale. We have been approved for sale under Blue Sky regulations in 49 states and the District of Columbia. During the Offering Period it is anticipated that the majority of our cash inflows will be derived from financing activities and be the direct result of capital contributions from Limited Partners.

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

Results of Operations for the Years Ended December 31, 2018 and 2017

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period, we expect to generate the majority of our cash inflow from financing activities though the sale of our Units to investors. Through December 31, 2018, we admitted 446 Limited Partners with total capital contributions of $19,369,803 resulting in the sale of 1,936,980.32 Units. We received cash contributions of $18,801,749 and applied $568,054 which would have otherwise been paid as sales commission to the purchase of 56,805.47 additional Units.

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

Our revenue for the years ended December 31, 2018 and 2017 are summarized as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenue:
Rental income	$109,024	$109,024
Finance income	862,809	81,709
Interest income	246,192	110,365
Other income	10,527	600
Total Revenue	$1,228,552	$301,698

For the year ended December 31, 2018, we earned $109,024 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $2,188,000 and recognized $862,809 in finance income from 13 finance leases during the same period. We also recognized $246,192 in interest income from collateralized loans receivable during the same period. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will steadily grow during 2019.

For the year ended December 31, 2017, we earned $109,024 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $384,500 and recognized $81,709 in finance income from five finance leases during the same period. We also recognized $110,365 in interest income from collateralized loans receivable during the same period.

Our expenses for the years ended December 31, 2018 and 2017 are summarized as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Expenses:
Management fees — Investment Manager	$750,000	$750,000
Depreciation	95,604	95,601
Professional fees	310,377	349,390
Administration expense	199,964	242,939
Other expenses	11,785	15,371
Total Expenses	$1,367,730	$1,453,301

For the year ended December 31, 2018, we incurred $1,367,730 in total expenses. We paid $750,000 in management fees to our Investment Manager during the year ended December 31, 2018. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $95,604 in depreciation expense and $199,964 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred $310,377 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Loss

As a result of the factors discussed above, we reported a net loss for the year ended December 31, 2018 of $139,178 as compared to a net loss of $1,151,603 for the year ended December 31, 2017.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash provided by (used in):
Operating activities	$1,655,243	$(759,953)
Investing activities	$(6,828,672)	$(5,259,427)
Financing activities	$6,329,633	$6,804,599

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

Operating Activities

Cash provided by operating activities for the year ended December 31, 2018 was $1,655,243 and was primarily driven by the following factors: a net loss for the year ended December 31, 2018 of approximately $140,000 and finance income of approximately $863,000. Offsetting these fluctuations was depreciation expense of approximately $96,000, receipt of approximately $2,188,000 in minimum rental payments from finance leases acquired during the year, and an increase of deferred revenue of approximately $202,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

Cash used in operating activities for the year ended December 31, 2017 was $759,953 and was primarily driven by the following factors: a net loss for the year ended December 31, 2017 of approximately $1,152,000 and finance income of approximately $82,000. Offsetting these fluctuations was depreciation expense of approximately $96,000, receipt of approximately $384,500 in minimum rental payments from finance leases acquired during the year, and an increase of deferred revenue of approximately $38,000.

Investing Activities

Cash used in investing activities was $6,828,672 for the year ended December 31, 2018, which consisted of approximately $8,797,000 and $7,351,500 that we paid for the purchase of collateralized loan receivables and finance leases, respectively, offset by approximately $3,447,000 in cash received from collateralized loan receivables and $5,873,000 proceeds from sale of collateralized loans receivable.

Cash used in investing activities was $5,259,427 for the year ended December 31, 2017, which consisted of approximately $4,292,000 and $1,408,000 that we paid for the purchase of collateralized loan receivables and finance leases, respectively, slightly offset by $440,000 in cash received from collateralized loan receivables.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2018 was $6,329,633 and was primarily due to cash proceeds received of approximately $7,892,000 from the sale of our Units to Limited Partners. Offsetting this increase were payments of approximately $959,000 in distributions to limited partners, $137,000 for organizational and offering costs, and $462,000 for underwriting fees.

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

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the year ended December 31, 2018, we made quarterly cash distributions to our Limited Partners totaling approximately $959,000, and we accrued $370,290 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $370,290 at December 31, 2018. During the year ended December 31, 2017, we made quarterly cash distributions to our Limited Partners totaling approximately $330,000, and we accrued $181,062 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $181,062 at December 31, 2017. At December 31, 2018 and 2017 we declared and accrued a distribution of approximately $11,481 and $4,701, respectively, for distributions due to our General Partner which resulted in distributions payable to our General Partner of approximately $16,583 and $5,102 at December 31, 2018 and 2017, respectively.

Commitments and Contingencies

Commitment and Contingencies

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

As of December 31, 2018, the Partnership does not have any unfunded commitments for any investments.

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

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

On January 25, 2019, the Partnership funded $250,000 of Tranche II loan relating to existing loan agreement. The Partnership received two promissory notes from the borrower in the amount of $103,659 and $146,341. On January 25, 2019, the Partnership entered into an assignment agreement with a third party and sold $146,341 of the Tranche II loan, effective January 25, 2019. On January 25, 2019, the Partnership received cash of $148,902 from the third party for the sale of the promissory note.

On January 29, 2019, the Partnership funded a finance lease for $33,750 for water pumps based in North Dakota. The finance lease requires 36 monthly payments of $1,141. The lease is secured by a first priority lien against the water pumps.

On February 14, 2019, Lifestyle Leasing, on behalf of the Partnership, received cash of $577,025 as total payoff, in connection with the helicopter lease entered into on October 1, 2018. The finance lease had a net book value of $525,063 resulting in an increase in finance income of $51,962.

On February 28, 2019, the lease entered into on January 18, 2018 for fabrication equipment, was amended and restated to a 60 month lease commencing on March 1, 2019. The lease requires 24 monthly payments of $31,000 and 36 monthly payments of $40,000. The lease is secured by a first priority lien against the fabrication equipment. The Partnership will reclassify this lease as an operating lease.

From January 1, 2019 through March 28, 2019, the Partnership admitted an additional 110 new Limited Partners and contributions from 11 existing Limited Partners with total capital contributions of $4,132,573 resulting in the sale of 413,257.33 Units. The Partnership received cash contributions of $4,069,200 and applied $63,373 which would have otherwise been paid as sales commissions to the purchase of 6,337.33 additional Units. The Partnership paid or accrued an underwriting fee to American Elm and outside brokers totaling $81,384 and $143,215, respectively.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of SQN Asset Income Fund V, L.P. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SQN Asset Income Fund V, L.P. and Subsidiary (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in partners’ equity, and cash flows for the years ended December 31, 2018 and 2017, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

New York, New York

We have served as the Partnership’s auditor since 2016.

March 28, 2019

SQN Asset Income Fund V, L.P. and Subsidiary

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

Assets

Cash and cash equivalents	$3,192,541	$2,036,337
Investments in finance leases, net	8,058,033	2,032,092
Investments in equipment subject to operating leases, net	127,498	223,102
Collateralized loans receivable, including accrued interest of $657 and $28,997	3,318,420	3,880,331
Other assets	348	28,061
Total Assets	$14,696,840	$8,199,923

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$125,419	$103,158
Funding liability for collateralized loans and leases	81,872	-
Distributions payable to Limited Partners	370,290	181,062
Distributions payable to General Partner	16,583	5,102
Deferred revenue	251,948	49,619
Total Liabilities	846,112	338,941

Partners’ Equity (Deficit):
Limited Partners	13,882,867	7,880,248
General Partner	(32,139)	(19,266)
Total Equity	13,850,728	7,860,982
Total Liabilities and Partners’ Equity	$14,696,840	$8,199,923

The accompanying notes are an integral part of these consolidated financial statements.

SQN Asset Income Fund V, L.P. and Subsidiary

Consolidated Statements of Operations

For the Years Ended December 31, 2018 and 2017

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017

Revenue
Rental income	$109,024	$109,024
Finance income	862,809	81,709
Interest income	246,192	110,365
Other income	10,527	600
Total Revenue	1,228,552	301,698

Expenses
Management fees - Investment Manager	750,000	750,000
Depreciation	95,604	95,601
Professional fees	310,377	349,390
Administration expense	199,964	242,939
Other expenses	11,785	15,371
Total Expenses	1,367,730	1,453,301
Net loss	$(139,178)	$(1,151,603)

Net loss attributable to the Partnership
Limited Partners	$(137,786)	$(1,140,087)
General Partner	(1,392)	(11,516)
Net loss attributable to the Partnership	$(139,178)	$(1,151,603)

Weighted average number of limited partnership interests outstanding	810,989.49	458,105.11

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.17)	$(2.49)

The accompanying notes are an integral part of these consolidated financial statements.

SQN Asset Income Fund V, L.P. and Subsidiary

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Partners’ Equity

For the Years Ended December 31, 2018 and 2017

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2017	332,548.10	$2,282,661	$(3,049)	$2,285,710

Partners’ capital contributions	805,713.68	8,057,137	-	8,057,137
Offering expenses	-	(283,644)	-	(283,644)
Underwriting fees	-	(558,997)	-	(558,997)
Net loss	-	(1,151,603)	(11,516)	(1,140,087)
Distributions to partners	-	(474,822)	(4,701)	(470,121)
Redemptions to partners	(961.54)	(9,750)	-	(9,750)
Balance, December 31, 2017	1,137,300.24	7,860,982	(19,266)	7,880,248

Partners’ capital contributions	798,718.54	7,987,185	-	7,987,185
Offering expenses	-	(137,150)	-	(137,150)
Underwriting fees	-	(556,661)	-	(556,661)
Net loss	-	(139,178)	(1,392)	(137,786)
Distributions to partners	-	(1,159,565)	(11,481)	(1,148,084)
Redemptions to partners	(536.84)	(4,885)	-	(4,885)
Balance, December 31, 2018	1,935,481.94	$13,850,728	$(32,139)	$13,882,867

The accompanying notes are an integral part of these consolidated financial statements.

SQN Asset Income Fund V, L.P. and Subsidiary

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

	For the year ended December 31, 2018	For the year ended December 31, 2017

Cash flows from operating activities:
Net loss	$(139,178)	$(1,151,603)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance income	(862,809)	(81,709)
Accrued interest income	(246,133)	(110,274)
Depreciation	95,604	95,601
Change in operating assets and liabilities:
Minimum rents receivable	2,188,320	384,460
Accrued interest income	285,264	81,278
Other assets	27,713	(28,061)
Accounts payable and accrued liabilities	22,261	12,383
Deferred revenue	202,329	37,972
Funding liability for collateralized loans and leases	81,872	-
Net cash provided by (used in) operating activities	1,655,243	(759,953)

Cash flows from investing activities:
Purchase of finance leases	(7,351,452)	(1,408,092)
Cash paid for collateralized loans receivable	(8,797,245)	(4,291,715)
Cash received from collateralized loans receivable	3,446,855	440,380
Proceeds from sale of collateralized loans receivable	5,873,170	-
Net cash used in investing activities	(6,828,672)	(5,259,427)

Cash flows from financing activities:
Repayments of loan payable	-	(1,000)
Cash received from Limited Partner capital contributions	7,892,150	7,745,849
Cash paid for Limited Partner distributions	(958,856)	(329,147)
Cash paid for Limited Partner redemptions	(4,885)	(9,750)
Cash paid for underwriting fees	(461,626)	(317,709)
Cash paid for offering costs	(137,150)	(283,644)
Net cash provided by financing activities	6,329,633	6,804,599

Net increase in cash and cash equivalents	1,156,204	785,219
Cash and cash equivalents, beginning of year	2,036,337	1,251,118
Cash and cash equivalents, end of year	$3,192,541	$2,036,337

Supplemental disclosure of non-cash investing and financing activities:
Units issued as underwriting fee discount	$95,035	$241,288
Distributions payable to General Partner	$11,481	$4,701
Distributions payable to Limited Partners	$189,228	$140,974

The accompanying notes are an integral part of these consolidated financial statements.

SQN Asset Income Fund V, L.P. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

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

Nature of Operations — The principal investment strategy of the Partnership is to invest in business-essential, revenue-producing (or cost-saving) equipment or other physical assets with high in-place value and long, relative to the investment term, economic life and other financings. The Partnership executes its investment strategy by making investments in equipment already subject to lease or originating equipment leases and loans in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financings; (iii) acquiring equipment subject to lease; and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership may use other investment structures that Arboretum Investment Advisors, LLC (f/k/a SQN Investment Advisors, LLC) (the “Investment Manager”) believes will provide the Partnership with an appropriate level of security, collateralization, and flexibility to optimize its return on its investment while protecting against downside risk. In many cases, the structure will include the Partnership holding title to or a priority or controlling position in the equipment or other asset.

The General Partner of the Partnership is SQN AIF V GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager. Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. On January 7, 2019, the Investment Manager changed its name from SQN Investment Advisors, LLC to Arboretum Investment Advisors, LLC. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Limited Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership.

The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership expects to conduct its activities for at least six years and divide the Partnership’s life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period began on August 11, 2016, and we have elected to close on March 31, 2019. The Operating Period commenced on October 3, 2016, the date of the Partnership’s initial closing, and will last for four years unless extended at the sole discretion of the General Partner. During the Operating Period, the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

American Elm Distribution Partners, LLC (f/k/a SQN Securities, LLC) (“American Elm”), a Delaware limited liability company, is affiliated with the General Partner. American Elm acted as the initial selling agent for the offering of the units (“Units”). On January 7, 2019, American Elm changed its name from SQN Securities, LLC to American Elm Distribution Partners, LLC. The Units are offered on a “best efforts,” “minimum-maximum” basis.

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly at 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). During the year ended December 31, 2018, we made quarterly cash distributions to our Limited Partners totaling approximately $959,000, and we accrued $370,290 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $370,290 at December 31, 2018. During the year ended December 31, 2017, we made quarterly cash distributions to our Limited Partners totaling approximately $330,000, and we accrued $181,062 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $181,062 at December 31, 2017. At December 31, 2018 and 2017 we declared and accrued a distribution of approximately $11,481 and $4,701, respectively, for distributions due to our General Partner which resulted in distributions payable to our General Partner of approximately $16,583 and $5,102 at December 31, 2018 and 2017, respectively.

On September 11, 2018, the Partnership formed a special purpose entity SQN Lifestyle Leasing, LLC (“Lifestyle Leasing”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership.

From August 11, 2016 through December 31, 2018, the Partnership admitted 446 Limited Partners with total capital contributions of $19,369,803 resulting in the sale of 1,936,980.32 Units. We received cash contributions of $18,801,749 and applied $568,054 which would have otherwise been paid as sales commission to the purchase of 56,805.47 additional Units.

2. Summary of Significant Accounting Policies.

Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation — The consolidated financial statements include the accounts of the Partnership and its entity, where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

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

Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful lease, notes and loan accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2018 and 2017, an allowance for doubtful lease, notes and loan accounts is not provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

Equipment Notes and Loans Receivable — Equipment notes and loans receivable are reported in the consolidated financial statements as the outstanding principal balance net of any unamortized deferred fees, and premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the consolidated financial statements and amortized to expense over the estimated life of the loan. Income is recognized over the life of the note agreement. On certain equipment notes and loans receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due and all unpaid accrued interest is reversed. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership has adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the consolidated financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2018 and 2017, and does not expect any material adjustments to be made. The tax years 2018 and 2017 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

Per Share Data — Net income or loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding is calculated as follows; the net income or loss allocable to the Limited Partners divided by the weighted average number of limited partnership interests outstanding during the period.

Foreign Currency Transactions — The Partnership has designated the United States of America dollar as the functional currency for the Partnership’s investments denominated in foreign currencies. Accordingly, certain assets and liabilities are translated at either the reporting period exchange rates or the historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all transaction gains or losses are reflected in the consolidated statements of operations.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 became effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity is to apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has adopted ASU 2016-15 and has determined there was no significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Partnership has adopted ASU 2014-09 and has determined there was no significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements.

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at December 31, 2018 and 2017.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the years ended December 31, 2018 and 2017, the Partnership paid $750,000, in management fees to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the years ended December 31, 2018 and 2017, the Partnership paid $151,427 and $40,193, respectively, of structuring fees to the Investment Manager.

On December 15, 2017, the Partnership entered into two assignment and purchase agreements with Arboretum Core Asset Finance Fund, L.P., a Delaware limited partnership, a fund managed by the Investment Manager, to purchase two seasoned and performing promissory notes for total cash of $130,559. The funds from the promissory notes with the borrower were used to acquire point-of-sale systems for multiple restaurants. The two promissory notes will be paid in 13 monthly installments of principal and interest of $7,943 and $2,870, respectively. The notes accrue interest at a rate of 18% per annum and mature on January 1, 2019. The promissory notes are secured by a first priority lien with respect to the equipment. For the years ended December 31, 2018 and 2017, the promissory notes earned interest income of $9,222 and $787, respectively.

American Elm is a Delaware limited liability company and is a subsidiary of an affiliate of the Partnership’s Investment Manager. American Elm in its capacity as the Partnership’s selling agent receives an underwriting fee of 2% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, the Partnership receives from the sale of the Partnership’s Units to the General Partner or its affiliates). While American Elm is initially acting as the Partnership’s exclusive selling agent, the Partnership may engage additional selling agents in the future.

For the years ended December 31, 2018 and 2017, the Partnership incurred the following transactions with American Elm:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Balance - beginning of year	$—	$—
Underwriting fees earned by American Elm	157,443	154,917
Payments by the Partnership to American Elm	(157,443)	(154, 917)
Balance - end of year	$—	$—

For the years ended December 31, 2018 and 2017, the Partnership incurred the following underwriting fee transactions:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Underwriting discount incurred by the Partnership	$95,035	$241,288
Underwriting fees earned by American Elm	157,443	154,917
Underwriting fees paid to outside brokers	304,183	162,792
Total underwriting fees	$556,661	$558,997

4. Investments in Finance Leases.

At December 31, 2018 and 2017, net investments in finance leases consisted of the following:

	2018	2017
Minimum rents receivable	$9,240,140	$2,422,090
Estimated unguaranteed residual value	662,066	128,970
Unearned income	(1,844,173)	(518,968)

	$8,058,033	$2,032,092

Computer Equipment

On October 6, 2016, the Partnership funded a lease facility for $680,020 of Apple computers with a private school in New York City. The finance lease requires 36 monthly payments of $17,402. The lessee made a down payment of $102,002 and the remainder amount was funded by the Partnership. The lease is secured by ownership of the equipment. At December 31, 2018, there were no significant changes to this lease.

Furniture and Kitchen Equipment

On October 21, 2016, the Partnership funded a finance lease for $357,020 of an assortment of school furniture and kitchen equipment with a public charter school in New Jersey. The finance lease requires 36 monthly payments of $11,647 with the first and last payments due in advance. The lease is secured by a first priority lien against the equipment. At December 31, 2018, there were no significant changes to this lease.

Agricultural Equipment

On November 9, 2017, the Partnership funded a lease facility for $406,456 of agricultural equipment and supplies with a company based in Illinois. The finance lease requires 36 monthly payments of $13,819 with the first and last payments due in advance. On February 9, 2018, the Partnership funded a second lease facility for $48,850 of agricultural equipment and supplies with the company based in Illinois. The finance lease requires 36 monthly payments of $1,661 with the first and last payments due in advance. On April 17, 2018, the Partnership funded a third lease facility for $44,380 of agricultural equipment and supplies with the company based in Illinois. The finance lease requires 36 monthly payments of $1,509 with the first and last payments due in advance. The leases are secured by a first priority lien against the agricultural equipment and supplies and a personal guarantee from the company’s CEO. At December 31, 2018, there were no significant changes to these leases.

Infrastructure Equipment

On December 4, 2017, the Partnership entered into a lease facility for $940,000 of railcar movers with a company based in Missouri. The finance lease requires 60 monthly payments of $16,468 with the first and last payments due in advance, and an additional final payment of $350,709. The lease is secured by a first priority lien against the railcar movers. At December 31, 2018, there were no significant changes to this lease.

On June 29, 2018, the Partnership entered into a lease facility for $1,199,520 for water pumps based in North Dakota. The finance lease requires 48 monthly payments of $31,902 with the first and last payments due in advance. On October 31, 2018, the Partnership entered into a second lease facility for $529,239 for water pumps. The finance lease requires 36 monthly payments of $17,888 with the first and last payments due in advance. The lease is secured by a first priority lien against the water pumps. At December 31, 2018, there were no significant changes to this lease.

On November 20, 2018, the Partnership entered into a lease facility for $33,450 for water pumps based in Texas. The finance lease requires 36 monthly payments of $1,159 with the first and last payments due in advance. On November 20, 2018, the Partnership entered into a second lease facility for $162,943 for water pumps. The finance lease requires 36 monthly payments of $3,259 with the first two months and last payments due in advance. The lease is secured by a first priority lien against the water pumps. At December 31, 2018, there were no significant changes to this lease.

Fabrication Equipment

On January 18, 2018, the Partnership entered into a lease facility for $2,188,377 of fabrication equipment with a company based in Texas. The lease requires 42 monthly payments of $57,199 with the first and last payments due in advance. The lease is secured by a first priority lien against the fabrication equipment. The lease was expected to commence on the first day of the calendar quarter following final funding, and the company was paying pre-commencement rents to the Partnership. On January 30, 2018, February 14, 2018 and on March 16, 2018, the Partnership advanced $1,079,895, $647,122 and $349,428, respectively, under this lease facility. On September 21, 2018, the Partnership issued a Notice of Default letter to the company and on October 18, 2018, the Partnership issued a Commencement of Lease and Demand for Payment letter to the company. In November 2018, the Partnership entered into a forbearance agreement with the company, whereby the company will pay the outstanding October and November interim rent payments and then beginning in December 2018, they will pay a forbearance fee of $25,000 per month for three months while the company undergoes an internal restructuring. During the year ended December 31, 2018, the Partnership received payments totaling $403,363 from this lessee. On February 28, 2019, the lease was amended and restated to a 60 month lease commencing on March 1, 2019. The lease requires 24 monthly payments of $31,000 and 36 monthly payments of $40,000. The lease is secured by a first priority lien against the fabrication equipment. The Partnership will reclassify this lease as an operating lease.

Virtual Office Software Equipment

On February 5, 2018, the Partnership entered into a lease facility and advanced $245,219 of virtual office software and equipment with a company based in Florida. The lease requires 24 monthly payments of $12,020 with the first and last payments due in advance. The lease is secured by a first priority lien against the virtual office software and equipment. At December 31, 2018, there were no significant changes to this lease.

Education and Tourism Equipment

On February 12, 2018, the Partnership entered into a lease facility for up to $1,500,000 of educational multimedia content equipment with a global company. The lease is secured by a first priority lien against the educational multimedia content equipment. On February 14, 2018, the Partnership advanced $1,015,720 as equipment lease schedule 1 (“Schedule 1”) under this lease facility. The Schedule 1 lease requires 36 monthly payments of $33,402 with the first payment due in advance, commencing on March 1, 2018. On June 29, 2018, the Partnership amended and restated the above lease facility and Schedule 1 to $1,175,720 and advanced an additional $160,000 under the amended and restated lease facility. The amended and restated Schedule 1 lease requires 32 monthly payments of $39,212 and commenced on July 1, 2018. At December 31, 2018, there were no significant changes to this lease.

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

Information Technology Equipment

On April 3, 2018, the Partnership funded a lease facility for $390,573 of IT server equipment with a company based in California. The finance lease requires 36 monthly payments of $13,444 with the first payment due in advance. The lease is secured by a first priority lien against the IT server equipment. At December 31, 2018, there were no significant changes to this lease.

Medical Equipment

On June 26, 2018, the Partnership entered into a lease facility for $673,706 of electrosurgical fiber, manufacturing, and testing equipment with a company based in Massachusetts. The lease is secured by a first priority lien against the equipment and a corporate guarantee of the parent company of the lessee. On June 26, 2018, the Partnership advanced a total of $455,749 as equipment lease schedule 1 and schedule 2 under this lease facility. On August 2, 2018 and September 26, 2018, the Partnership advanced a total of $71,361 and $35,680 as additional funding under equipment lease schedule 1. The lease schedule 1 requires 42 monthly payments of $10,711 with the first and last payment due upon commencement, commencing on October 1, 2018. As of September 30, 2018, the lease schedule 1 is fully funded. The lease schedule 2 requires 42 monthly payments of $9,513 with the first and last payment due upon commencement, commencing no later than January 1, 2019. The company has been paying pre-commencement rents to the Partnership. At December 31, 2018, there were no significant changes to this lease.

Helicopter

On October 1, 2018, the Partnership, on behalf of Lifestyle Leasing, funded $600,000 into an escrow account. On November 9, 2018, the funds were released from escrow and used to fund a helicopter lease. The lessee provided $450,000 of the $1,050,000 purchase price of the helicopter. The finance lease requires 36 monthly payments of $13,423, payable in arrears, and a final payment of $284,435 on November 1, 2021. On funding, the lessee paid the November 1, 2018 rent payment and a four month security deposit of $53,692. The lease is secured by a first priority lien against the leased helicopter and against an additional helicopter. On February 14, 2019, Lifestyle Leasing, on behalf of the Partnership, received cash of $577,025 as total payoff, in connection with the helicopter lease entered into on October 1, 2018. The finance lease had a net book value of $525,063 resulting in an increase in finance income of $51,962.

5. Investment in Equipment Subject to Operating Leases.

On October 18, 2016, the Partnership funded a lease facility for $318,882 for 16 pizza ovens to five separate lessees. Each lease has a 36 month term with various monthly payments. Each lease is secured by ownership of the equipment and by a corporate guarantee of the parent of the lessees.

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2018 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Food equipment	$334,826	$207,328	$127,498
	$334,826	$207,328	$127,498

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2017 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Food equipment	$334,826	$111,724	$223,102
	$334,826	$111,724	$223,102

Depreciation expense for the years ended December 31, 2018 and 2017 was $95,604 and $95,601, respectively.

6. Collateralized Loans Receivable

On June 26, 2017, the Partnership entered into a Commercial Finance Agreement (“CFA”) with a borrower to provide secured financing for $1,184,850 of warehouse racking equipment. The CFA is secured by the racking equipment, and accrues interest at a rate of 9% per annum and matures on June 26, 2020. The borrower will make 36 monthly payments as follows: one payment of $39,083, 11 monthly payments of $69,498 and 24 monthly payments of $20,222. In connection with the CFA, on June 26, 2017, the Partnership advanced $689,552 to the vendor as a progress payment for the equipment. On July 31, 2017, the Partnership advanced $495,298 to the vendor as the final payment for the equipment. For the year ended December 31, 2018, the CFA earned interest income of $35,350.

On June 26, 2017, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s debt. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $150,000. The note accrues interest at a rate of 12% per annum and matures on June 26, 2021. The promissory note will be paid through 48 monthly installments of principal and interest of $3,931. The promissory note is secured by a first priority security interest in all of the borrower’s assets and personal guarantees of the borrower’s principals as well as a corporate guarantee of an affiliate of the borrower. For the year ended December 31, 2018, the promissory note earned interest income of $11,009.

On November 7, 2017, the Partnership entered into a loan agreement with a borrower to provide short term bridge financing, which funds were used to acquire the rights, title, and interest in an asset backed equipment loan (the “Underlying Loan”). In connection with the loan agreement, the Partnership received a promissory note from the borrower in the amount of $2,800,000. The note accrues interest at a rate of 1.5% per month for the first 30 days and 1.25% per month thereafter, and matures on February 7, 2018. The promissory note will be paid in one monthly installment of interest of $42,000 for the first 30 days and two monthly installments of $35,000 thereafter. The promissory note is secured by (i) a first priority security interest in all the borrower’s right, title and interest in the Underlying Loan and the proceeds thereof; (ii) a first priority security interest in all of borrower’s right, title and interest in an unrelated, performing asset backed loan and the equipment related thereto; and (iii) a first priority security interest in borrower’s 100% membership interests in the special purpose entity that holds the Underlying Loan. On January 5, 2018, the Partnership received a payment of $42,000. On February 6, 2018, the Partnership received cash proceeds of $2,828,000 as payment in full of the asset backed equipment loan. For the year ended December 31, 2018, the promissory note earned interest income of $42,903.

On June 29, 2018, the Partnership entered into a loan agreement with a borrower to provide financing in an amount up to $7,500,000 to finance a food production facility in Georgia. The loan facility is structured as two tranches: Tranche I: $5,500,000 was funded on July 5, 2018. Tranche II: Up to $2,000,000 is available at lender’s discretion subject to the borrower achieving certain milestones. The loan facility is secured by a first priority security interest in all of the borrower’s assets. In connection with the Tranche I loan, the Partnership received three promissory notes from the borrower in the amount of $1,500,000, $2,000,000 and $2,000,000 respectively. On July 5, 2018, the Partnership funded $5,500,000 for the Tranche I loan. The Tranche I loan accrues interest at a rate of 12.75% plus 3 month LIBOR with a floor of 1.5% and matures on June 30, 2021. The Tranche I loan requires 18 monthly interest only payments upon commencement (first 12 monthly interest payments to be paid in cash at 11% and the remainder to be paid in kind (“PIK”) by adding such PIK interest to the principal balance and 6 monthly interest payments to be paid in cash) and 18 monthly payment of principal and interest payment with monthly principal paydowns of $150,000. Upon maturity of the Tranche I loan, the borrower will make a final balloon payment of approximately $3,029,000 ($2,900,000 principal plus accrued PIK interest). On June 29, 2018, the Partnership entered into an assignment agreement with a third party and sold $3,000,000 of the Tranche I loan, effective July 5, 2018, and sold $1,000,000 of the Tranche I loan, effective on or about September 1, 2018. On July 5, 2018, the Partnership returned two promissory notes to the borrower in the amount of $2,000,000 and $2,000,000 respectively and the borrower reissued one promissory note to the Partnership in the amount of $1,000,000 and one promissory note to the third party in the amount of $3,000,000. On July 5, 2018 and August 31, 2018, the Partnership received cash of $3,000,000 and $1,000,000, respectively, from the third party for the sale of those promissory notes. For the year ended December 31, 2018, the promissory notes earned interest income of $136,532.

On December 11, 2018, the Partnership entered into a loan agreement with two affiliated North Dakota based firms as co-borrowers to provide financing in an amount up to $4,100,000 for oilfield tools and services, and consulting, of which the Partnership agreed to provide up to $1,700,000. The loan facility is structured as two tranches: Tranche I: $3,200,000 and Tranche II: 900,000 which are available at lender’s discretion subject to the borrower achieving certain milestones. The loan facility is secured by a first priority lien on all of the borrower’s assets. In connection with the Tranche I loan, the Partnership received two promissory notes from the borrower in the amount of $1,326,830 and $1,873,170. On December 11, 2018, $1,326,830 and $1,873,170 were funded for Tranche I, in which $100,000 was held back for a security deposit and $200,000 will be funded upon completion. The Tranche I loan accrues interest at a rate of 10.6% plus 3 month LIBOR with a floor of 2.4% and matures on December 11, 2021. The Tranche I loan requires 36 monthly payments of $41,463 with one interest only payment due upon loan commencement. On December 11, 2018, the Partnership entered into an assignment agreement with a third party and sold $1,873,170 of the Tranche I loan, effective December 11, 2018. On December 14, 2018, the Partnership received cash of $1,682,842 from the third party for the sale of the promissory note. For the year ended December 31, 2018, the promissory notes earned interest income of $11,116.

The future principal maturities of the Partnership’s collateralized loans receivable at December 31, 2018 are as follows:

Years ending December 31,
2019	$636,977
2020	988,647
2021	1,692,139
2022	—
2023	—
Thereafter	—
Total	$3,317,763

7. Fair Value of Financial Instruments.

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Collateralized loans receivable	$3,318,420	$3,318,420	$3,880,331	$3,880,331

8. Income Tax Reconciliation (unaudited).

As of December 31, 2018 and 2017, total Partners’ Equity included in the consolidated financial statements was $13,850,728 and $7,860,982, respectively. As of December 31, 2018 and 2017, total Partners’ Equity for federal income tax purposes was $6,131,781 and $5,876,416. The primary differences are organizational and offering expenses and distribution expenses, which are a reduction in Limited Partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes and differences in depreciation and amortization for financial reporting purposes and federal income tax purposes.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of December 31, 2018, there were no expected liabilities to be incurred under the BBA.

The following table reconciles the net loss for financial statement reporting purposes to the net loss for federal income tax purposes for the years ended December 31, 2018 and 2017:

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017
Net loss per financial statements	$(139,178)	$(1,151,603)
Depreciation and amortization	57,432	31,986
Advanced rental payments	202,330	37,972
Penalties	517	—
Loan non-accruals	24,804	—
Net income (loss) for federal income tax purposes	$145,905	$(1,081,645)

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

10. Selected Quarterly Financial Data.

The following table is a summary of selected financial data, by quarter:

	Quarterly Information (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2018
Total revenue	$223,481	$259,760	$410,862	$334,449	$1,228,552

Net (loss) income allocable to Limited Partners	$(115,152)	$(54,593)	$14,522	$17,436	$(137,786)
Weighted average number of limited partnership interests outstanding	1,894,079.57	1,351,321.50	1,593,859.92	1,833,654.34	810,989.49
Net (loss) income attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$(0.06)	$(0.04)	$0.01	$0.01	$(0.17)

	Quarterly Information (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2017
Total revenue	$47,781	$46,664	$85,597	$121,656	$301,698

Net loss allocable to Limited Partners	$(311,133)	$(240,088)	$(204,513)	$(384,353)	$(1,140,087)
Weighted average number of limited partnership interests outstanding	298,331.38	553,840.13	867,061.69	1,105,437.75	458,105.11
Net loss attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$(1.04)	$(0.43)	$(0.24)	$(0.35)	$(2.49)

11. Business Concentrations.

For the years ended December 31, 2018 and 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2018, the Partnership had three leases which accounted for approximately 38%, 12%, and 11% of the Partnership’s income derived from finance leases. For the year ended December 31, 2017, the Partnership had three leases which accounted for approximately 52%, 33% and 13% of the Partnership’s income derived from finance leases. For the year ended December 31, 2018, the Partnership had three promissory notes which accounted for approximately 55%, 17% and 14% of the Partnership’s interest income derived from collateralized loans receivable. For the year ended December 31, 2017, the Partnership had two promissory notes which accounted for approximately 63% and 30% of the Partnership’s interest income derived from collateralized loans receivable.

At December 31, 2018, the Partnership had four lessees which accounted for approximately 25%, 20%, 11%, and 11%, of the Partnership’s investment in finance leases. At December 31, 2017, the Partnership had five lessees which accounted for approximately 24%, 23%, 21%, 20%, and 12% of the Partnership’s investment in finance leases. At December 31, 2018 and 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. For the year ended December 31, 2018, the Partnership had three promissory notes which accounted for approximately 46%, 40% and 10% of the Partnership’s investment in collateralized loans receivable. For the year ended December 31, 2017, the Partnership had two promissory notes which accounted for approximately 73% and 20% of the Partnership’s investment in collateralized loans receivable.

12. Geographic Information.

Geographic information for revenue for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
	United States	Total
Revenue:
Rental income	$109,024	$109,024
Finance income	$862,809	$862,809
Interest income	$246,192	$246,192

	Year Ended December 31, 2017
	United States	Total
Revenue:
Rental income	$109,024	$109,024
Finance income	$81,709	$81,709
Interest income	$110,365	$110,365

Geographic information for long-lived assets at December 31, 2018 and 2017 was as follows:

	December 31, 2018
	United States	Total
Long-lived assets:
Investment in finance leases, net	$8,058,033	$8,058,033
Investments in equipment subject to operating leases, net	$127,498	$127,498
Collateralized loan receivable, including accrued interest	$3,318,420	$3,318,420

	December 31, 2017
	United States	Total
Long-lived assets:
Investment in finance leases, net	$2,032,092	$2,032,092
Investments in equipment subject to operating leases, net	$223,102	$223,102
Collateralized loan receivable, including accrued interest	$3,880,331	$3,880,331

13. Commitments and Contingencies.

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

As of December 31, 2018 and 2017, the Partnership did not have any unfunded commitments for any investments.

14. Subsequent Events

On January 25, 2019, the Partnership funded $250,000 of Tranche II loan relating to existing loan agreement. The Partnership received two promissory notes from the borrower in the amount of $103,659 and $146,341. On January 25, 2019, the Partnership entered into an assignment agreement with a third party and sold $146,341 of the Tranche II loan, effective January 25, 2019. On January 25, 2019, the Partnership received cash of $148,902 from the third party for the sale of the promissory note.

On January 29, 2019, the Partnership funded a finance lease for $33,750 for water pumps based in North Dakota. The finance lease requires 36 monthly payments of $1,141. The lease is secured by a first priority lien against the water pumps.

On February 14, 2019, Lifestyle Leasing, on behalf of the Partnership, received cash of $577,025 as total payoff, in connection with the helicopter lease entered into on October 1, 2018. The finance lease had a net book value of $525,063 resulting in an increase in finance income of $51,962.

On February 28, 2019, the lease entered into on January 18, 2018 for fabrication equipment, was amended and restated to a 60 month lease commencing on March 1, 2019. The lease requires 24 monthly payments of $31,000 and 36 monthly payments of $40,000. The lease is secured by a first priority lien against the fabrication equipment. The Partnership will reclassify this lease as an operating lease.

From January 1, 2019 through March 28, 2019, the Partnership admitted an additional 110 new Limited Partners and contributions from 11 existing Limited Partners with total capital contributions of $4,132,573 resulting in the sale of 413,257.33 Units. The Partnership received cash contributions of $4,069,200 and applied $63,373 which would have otherwise been paid as sales commissions to the purchase of 6,337.33 additional Units. The Partnership paid or accrued an underwriting fee to American Elm and outside brokers totaling $81,384 and $143,215, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2018, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of December 31, 2018. Based on the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our General Partner’s disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

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

Evaluation of internal control over financial reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our General Partner’s internal controls system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, conducted an evaluation of the effectiveness of our General Partner’s internal control over financial reporting as of December 31, 2018 based on the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).Based on their assessment, our General Partner’s management concluded that, as of December 31, 2018, its internal control over financial reporting was effective at the reasonable assurance level.

Changes in internal control over financial reporting

Beginning January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our consolidated financial statements and related disclosures. There were no other change in our internal control over financial reporting during the year ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our General Partner

Our General Partner is SQN AIF V GP, LLC, a Delaware limited liability company with offices at 100 Arboretum Drive, Suite 105, Portsmouth, New Hampshire 03801. Our General Partner was formed in January 2016. The sole member of our General Partner is Arboretum Investment Advisors, LLC (f/k/a SQN Investment Advisors, LLC), our Investment Manager. The executive officers of our General Partner are as follows:

Name	Age	Position
Claudine Aquillon	54	Chief Executive Officer and Chief Operating Officer
Michael Miroshnikov	36	President
Joshua Yifat	46	Chief Financial Officer
Michael C. Ponticello	40	Executive Vice President
Carmine Cozelino	42	Senior Vice President

Biographical information regarding the officers and directors of our General Partner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager is Arboretum Investment Advisors, LLC (f/k/a SQN Investment Advisors, LLC), a Delaware limited liability company, with offices at 100 Arboretum Drive, Suite 105, Portsmouth, New Hampshire 03801. Our Investment Manager was formed in March 2016 to act as the manager of direct participation programs, and together with certain executive officers who are members of its investment committee, is responsible for selecting, managing and disposing of our assets, equipment, leases and loans. In this regard, after we received the minimum offering proceeds and held our initial closing, we entered into the Management, Origination and Servicing Agreement under which our Investment Manager originates leases and other investments for us and services our portfolio of leases and other investments. Our Investment Manager is responsible for all aspects of the performance by its affiliates of services necessary to our operation and for the facilities, personnel, equipment, financial and other resources used by its affiliates in the performance of those services. The executive officers and advisor of our Investment Manager are as follows

Name	Age	Position
Claudine Aquillon	54	Chief Executive Officer and Chief Operating Officer
Michael Miroshnikov	36	President
Joshua Yifat	46	Chief Financial Officer
Michael C. Ponticello	40	Executive Vice President
Carmine Cozelino	42	Senior Vice President

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

Michael C. Ponticello has served as Executive Vice President of our General Partner and our Investment Manager since inception. Mr. Ponticello is a founder of SQN Capital Management, LLC and has led its capital raising efforts through the Independent Broker-Dealer and Registered Investment Advisor channels since its inception. Since 2007, Mr. Ponticello has played an integral role at SQN Capital Management, LLC, including serving as its Executive Vice President and National Sales Manager. Mr. Ponticello was also responsible for the establishment and development of our initial exclusive selling agent, American Elm Distribution Partners, LLC (f/k/a SQN Securities, LLC), and serves as its President. Mr. Ponticello is also Managing Director of SQN Venture Partners, a manager of a venture debt fund. Mr. Ponticello started his career in equipment leasing and asset finance in 2001 at an alternative investment firm. Mr. Ponticello serves as a Board member and Director of The Alternative & Direct Investment Securities Association (ADISA), a national trade association of decision makers who influence over 30,000 professionals involved in alternative investments, primarily non-traded alternatives. Mr. Ponticello received his B.A. from the Zicklin School of Business at Baruch College. He also holds Series 7, 24, and 63 licenses.

Carmine Cozelino has served as Senior Vice President of our General Partner and our Investment Manager since inception. Mr. Cozelino joined SQN Capital Management, LLC and American Elm Distribution Partners, LLC (f/k/a SQN Securities, LLC) in 2014 and serves as Senior Vice President of each of those entities. Mr. Cozelino brings a diverse professional background to our Investment Manager. His key attribute is an in-depth knowledge of sales and marketing with a focus on product structuring, working with non-traded investments including asset backed financing, specializing in equipment finance and real estate. Prior to joining SQN Capital Management, LLC and American Elm Distribution Partners, LLC (f/k/a SQN Securities, LLC), Mr. Cozelino most recently served as Vice President Product Specialist with ICON Investments focusing on non-traded equipment funds. He also served as Vice President and National Sales Desk Manager with ICON Investments where he held multiple sales leadership roles since 2008. Prior to that time, Mr. Cozelino was a Senior Regional Consultant with Alliance Bernstein charged with mutual fund and separately managed account distribution across the Midwest, working with Registered Investment Advisors, wire houses, and independent Broker-Dealer representatives. Mr. Cozelino received his B.A. in Political Science and International Affairs from Hofstra University and holds Series 7, 39 and 63 Licenses.

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2018
Arboretum Investment Advisors, LLC	Investment Manager	Management fees (1)	$750,000
American Elm Distribution Partners, LLC	Dealer—Manager	Underwriting expense (2)	157,443
			$907,443

(1)	Amount charged directly to operations.

(2)	Amount charged directly to partners’ equity.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partner’s capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partner’s capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not make a cash distribution to our General Partner during the year ended December 31, 2018 or 2017. As of December 31, 2018 and 2017, we accrued $11,481 and $4,701 for distributions payable to our General Partner. For the years ended December 31, 2018 and 2017, the General Partner’s 1% interest in our net loss was $1,392 and $11,516, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters.

a	We do not have any securities authorized for issuance under any equity compensation plan.
b	We do not have any Limited Partners who own over 5% of our Units at December 31, 2018.
c.	As of March 28, 2019, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.
d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services.

During the year ended December 31, 2018 and 2017 our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non—audit services rendered by Baker Tilly Virchow Krause LLP, for the years ended December 31, 2018 and 2017:

	For the Year ended	For the Year ended
Description of fees	December 31, 2018	December 31, 2017
Audit fees (1)	92,500	76,000
Tax compliance fees	30,000	25,000

	$122,500	$101,000

(1)	Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1)	Documents filed as part of this Report.

a)	The following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

i)	Report of Independent Registered Public Accounting Firm
ii)	Consolidated Balance Sheets at December 31, 2018 and 2017
iii)	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017
iv)	Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2018 and 2017
v)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
vi)	Notes to Consolidated Financial Statements for the years ended December 31, 2018 and 2017

b)	Listing of Exhibits:

31.1. Certification of Michael Miroshnikov, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2. Certification of Joshua Yifat, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1. Certification of Michael Miroshnikov, President, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2. Certification of Joshua Yifat, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following consolidated financial statements from SQN Asset Income Fund V L.P.’s annual report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Partners’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-211626

SQN AIF V GP, LLC

General Partner of the Registrant

March 28, 2019

/s/ Michael Miiroshnikov
Michael Miroshnikov
President
(Principal Executive Officer)

