Form 10-Q
period 2019-03-31
SQN Asset Income Fund V, L.P.
filed 2019-05-15
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

At May 14, 2019 there were 2,535,672.53 units of the Registrant’s limited partnership interests issued and outstanding.

SQN Asset Income Fund V, L.P. and Subsidiary

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SQN Asset Income Fund V, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
Assets

Cash and cash equivalents	$7,396,559	$3,192,541
Investments in finance leases, net	5,559,118	8,058,033
Investments in equipment subject to operating leases, net	2,088,849	127,498
Collateralized loans receivable, including accrued interest of $16,747 and $657	3,336,303	3,318,420
Other assets	1,639,638	348
Total Assets	$20,020,467	$14,696,840

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$134,139	$125,419
Funding liability for collateralized loans and leases	88,211	81,872
Distributions payable to Limited Partners	414,455	370,290
Distributions payable to General Partner	20,728	16,583
Security deposit payable	49,391	-
Deferred revenue	199,915	251,948
Total Liabilities	906,839	846,112

Partners’ Equity (Deficit):
Limited Partners	19,148,828	13,882,867
General Partner	(35,200)	(32,139)
Total Equity	19,113,628	13,850,728
Total Liabilities and Partners’ Equity	$20,020,467	$14,696,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Asset Income Fund V, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue
Rental income	$58,256	$27,256
Finance income	255,936	133,062
Interest income	119,347	62,333
Other income	447	830
Total Revenue	433,986	223,481

Expenses
Management fees - Investment Manager	187,500	187,500
Depreciation	49,061	23,883
Professional fees	49,550	76,529
Administration expense	35,141	42,884
Other expenses	4,300	9,000
Total Expenses	325,552	339,796
Net income (loss)	$108,434	$(116,315)

Net income (loss) attributable to the Partnership
Limited Partners	$107,350	$(115,152)
General Partner	1,084	(1,163)
Net income (loss) attributable to the Partnership	$108,434	$(116,315)

Weighted average number of limited partnership interests outstanding	3,447,824.20	1,894,079.57

Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$0.03	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Asset Income Fund V, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity (Deficit) (Unaudited)

Three Months Ended March 31, 2019

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2019	1,935,481.94	$13,850,728	$(32,139)	$13,882,867

Partners’ capital contributions	600,190.59	6,001,906	-	6,001,906
Offering expenses	-	(9,630)	-	(9,630)
Underwriting fees	-	(418,337)	-	(418,337)
Net income	-	108,434	1,084	107,350
Distributions to partners	-	(419,473)	(4,145)	(415,328)

Balance, March 31, 2019	2,535,672.53	$19,113,628	$(35,200)	$19,148,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Asset Income Fund V, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018

Cash flows from operating activities:
Net income (loss)	$108,434	$(116,315)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	(255,936)	(133,062)
Accrued interest income	(119,332)	(62,318)
Depreciation	49,061	23,883
Change in operating assets and liabilities:
Minimum rents receivable	1,315,202	296,400
Accrued interest income	99,349	92,708
Other assets	(831)	(229,085)
Accounts payable and accrued liabilities	8,720	99,847
Security deposit payable	49,391	-
Deferred revenue	(52,033)	35,488
Funding liability for collateralized loans and leases	6,339	-
Net cash provided by operating activities	1,208,364	7,546

Cash flows from investing activities:
Purchase of finance leases	(570,763)	(3,661,196)
Cash paid for collateralized loans receivable	(270,562)	-
Cash received from collateralized loans receivable	126,321	3,030,019
Proceeds from sale of collateralized loans receivable	146,341	-
Net cash used in investing activities	(568,663)	(631,177)

Cash flows from financing activities:
Cash received from Limited Partner capital contributions	4,277,827	1,109,450
Cash paid for Limited Partner distributions	(371,163)	(181,062)
Cash paid for underwriting fees	(332,717)	(53,587)
Cash paid for offering costs	(9,630)	(13,048)
Net cash provided by financing activities	3,564,317	861,753

Net increase in cash and cash equivalents	4,204,018	238,122
Cash and cash equivalents, beginning of period	3,192,541	2,036,337
Cash and cash equivalents, end of period	$7,396,559	$2,274,459

Supplemental disclosure of non-cash operating, investing and financing activities:
Units issued as underwriting fee discount	$85,620	$25,342
Distributions payable to General Partner	$4,145	$2,028
Distributions payable to Limited Partners	$44,165	$21,706
Reclassification of investment in finance leases to equipment subject to operating leases	$2,010,412	$-
Other assets- equity receivable	$1,638,459	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN Asset Income Fund V, L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2019 and 2018

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

Nature of Operations – The principal investment strategy of the Partnership is to invest in business-essential, revenue-producing (or cost-saving) equipment or other physical assets with high in-place value and long, relative to the investment term, economic life and other financings. The Partnership executes its investment strategy by making investments in equipment already subject to lease or originating equipment leases and loans in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financings; (iii) acquiring equipment subject to lease; and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership may use other investment structures that Arboretum Investment Advisors, LLC (the “Investment Manager”) believes will provide the Partnership with an appropriate level of security, collateralization, and flexibility to optimize its return on its investment while protecting against downside risk. In many cases, the structure will include the Partnership holding title to or a priority or controlling position in the equipment or other asset.

The General Partner of the Partnership is SQN AIF V GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager. Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Limited Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership expects to conduct its activities for at least six years and divide the Partnership’s life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period began on August 11, 2016 and concluded on March 31, 2019. The Operating Period commenced on October 3, 2016, the date of the Partnership’s initial closing, and will last for four years unless extended at the sole discretion of the General Partner. During the Operating Period, the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

American Elm Distribution Partners, LLC (“American Elm”), a Delaware limited liability company, is affiliated with the General Partner. American Elm acted as the initial selling agent for the offering of the units (“Units”). The Units are offered on a “best efforts,” “minimum-maximum” basis.

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the three months ended March 31, 2019, we made quarterly cash distributions to our Limited Partners totaling $370,290, and accrued $414,455 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $414,455 at March 31, 2019. At March 31, 2019, the Partnership declared and accrued a distribution of $4,145, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $20,728 at March 31, 2019.

On September 11, 2018, the Partnership formed a special purpose entity SQN Lifestyle Leasing, LLC (“Lifestyle Leasing”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership.

From August 11, 2016 through March 31, 2019, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

2. Summary of Significant Accounting Policies.

Basis of Presentation — The condensed consolidated balance sheets, statements of operations, statement of changes in partners’ equity and statements of cash flows of the Partnership at March 31, 2019 and 2018 and for the three months ended March 31, 2019 and 2018 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these interim condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Partnership’s annual report on Form 10-K, as filed with the SEC on March 28, 2019.

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

Variable interests are investments or other interests that absorb portions of a variable interest entity’s (“VIE”) expected losses or receive portions of the Partnership’s expected residual returns and are contractual, ownership, or other pecuniary interests in a VIE that change with changes in the fair value of the VIE. An entity is considered to be a VIE if any of the following conditions exist. (1) The total equity investment at risk is insufficient to permit the legal entity to finance its activities without additional subordinated financial support; or (2) As a group, the holders of equity investments at risk lack any of the three characteristics of a controlling financial interest: (a) The direct or indirect ability through voting or similar rights to make decisions that have a significant effect on the success of the legal entity. The equity holders at risk are deemed to lack this characteristic if: i. the voting rights of some investors are not proportional to their obligation to absorb the expected losses of the legal entity or rights to receive expected residual returns; and ii. substantially all of the legal entity’s activities are either involved with or are conducted on behalf of an investor that has disproportionately few voting rights (b) The obligation to absorb the expected losses of the legal entity or (c) The right to receive the expected residual returns of the legal entity. An entity that is determined to be a VIE is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities that most significantly affect the VIE’s economic performance (“Power”) and the obligation to absorb losses of, or the right to receive benefits from the VIE, that could potentially be significant to the VIE (“Benefits”). The determination of whether a reporting entity is the primary beneficiary involves complex and subjective analyses.

Use of Estimates — The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful lease, notes and loan accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At March 31, 2019 and 2018, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

Equipment Notes and Loans Receivable — Equipment notes and loans receivable are reported in the interim condensed consolidated financial statements as the outstanding principal balance net of any unamortized deferred fees, and premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the interim condensed consolidated financial statements and amortized to expense over the estimated life of the loan. Income is recognized over the life of the note agreement. On certain equipment notes and loans receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the condensed consolidated statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due and all unpaid accrued interest is reversed. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of March 31, 2019, there were no expected liabilities to be incurred under the BBA.

The Partnership has adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the interim condensed consolidated financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2018 and 2017, and does not expect any material adjustments to be made. The tax years 2018, 2017 and 2016 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Partnership is currently evaluating the impact of this guidance on its interim condensed consolidated financial statements.

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership has adopted ASU 2016-02 and has determined there was no significant impact on its interim condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the interim condensed consolidated financial statements.

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at March 31, 2019 and 2018.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the three months ended March 31, 2019 and 2018, the Partnership paid $187,500 in management fee expense to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the three months ended March 31, 2019 and 2018, the Partnership accrued $9,470 and $52,117, respectively, of structuring fees to the Investment Manager.

On December 15, 2017, the Partnership entered into two assignment and purchase agreements with Arboretum Core Asset Finance Fund, L.P., a Delaware limited partnership, a fund managed by the Investment Manager, to purchase two seasoned and performing promissory notes for total cash of $130,559. The funds from the promissory notes with the borrower were used to acquire point-of-sale systems for multiple restaurants. The two promissory notes will be paid in 13 monthly installments of principal and interest of $7,943 and $2,870, respectively. The notes accrue interest at a rate of 18% per annum and matured on January 1, 2019. The promissory notes are secured by a first priority lien with respect to the equipment. For the three months ended March 31, 2019, the promissory notes earned interest income of $4.

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

For the three months ended March 31, 2019 and the year ended December 31, 2018, the Partnership incurred the following transactions with American Elm:

	March 31, 2019	December 31, 2018
	(unaudited)
Balance - beginning of period	$—	$—
Underwriting fees earned by American Elm	118,326	157,443
Payments by the Partnership to American Elm	(88,930)	(157,443)
		—
Balance - end of period	$29,396	$—

For the three months ended March 31, 2019 and 2018, the Partnership incurred the following underwriting fee transactions:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(unaudited)	(unaudited)
Underwriting discount incurred by the Partnership	$85,620	$25,342
Underwriting fees earned by American Elm	118,326	22,189
Fees paid to outside brokers	214,391	31,398
Total underwriting fees	$418,337	$78,929

4. Investments in Finance Leases.

At March 31, 2019 and December 31, 2018, net investments in finance leases consisted of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Minimum rents receivable	$6,365,055	$9,240,140
Estimated unguaranteed residual value	214,571	662,066
Unearned income	(1,020,508)	(1,844,173)
Total	$5,559,118	$8,058,033

Computer Equipment

On October 6, 2016, the Partnership funded a lease facility for $680,020 of Apple computers with a private school in New York City. The finance lease requires 36 monthly payments of $17,402. The lessee made a down payment of $102,002 and the remainder amount was funded by the Partnership. The lease is secured by ownership of the equipment. At March 31, 2019, there were no significant changes to this lease.

Furniture and Kitchen Equipment

On October 21, 2016, the Partnership funded a finance lease for $357,020 of an assortment of school furniture and kitchen equipment with a public charter school in New Jersey. The finance lease requires 36 monthly payments of $11,647 with the first and last payments due in advance. The lease is secured by a first priority lien against the equipment. At March 31, 2019, there were no significant changes to this lease.

Agricultural Equipment

On November 9, 2017, the Partnership funded a lease facility for $406,456 of agricultural equipment and supplies with a company based in Illinois. The finance lease requires 36 monthly payments of $13,819 with the first and last payments due in advance. On February 9, 2018, the Partnership funded a second lease facility for $48,850 of agricultural equipment and supplies with the company based in Illinois. The finance lease requires 36 monthly payments of $1,661 with the first and last payments due in advance. On April 17, 2018, the Partnership funded a third lease facility for $44,380 of agricultural equipment and supplies with the company based in Illinois. The finance lease requires 36 monthly payments of $1,509 with the first and last payments due in advance. The leases are secured by a first priority lien against the agricultural equipment and supplies and a personal guarantee from the company’s CEO. At March 31, 2019, there were no significant changes to these leases.

Infrastructure Equipment

On December 4, 2017, the Partnership entered into a lease facility for $940,000 of railcar movers with a company based in Missouri. The finance lease requires 60 monthly payments of $16,468 with the first and last payments due in advance, and an additional final payment of $350,709. The lease is secured by a first priority lien against the railcar movers. At March 31, 2019, there were no significant changes to this lease.

On June 29, 2018, the Partnership entered into a lease facility for $1,199,520 for water pumps based in North Dakota. The finance lease requires 48 monthly payments of $31,902 with the first and last payments due in advance. On October 31, 2018, the Partnership entered into a second lease facility for $529,239 for water pumps. The finance lease requires 36 monthly payments of $17,888 with the first and last payments due in advance. On January 29, 2019, the Partnership entered into a third lease facility for $67,500 for water pumps. On January 29, 2019, the Partnership funded Tranche I for $33,750. On April 9, 2019, the Partnership funded Tranche II for $33,750. The finance lease requires 36 monthly payments of $2,282 with the first and last payments due in advance and commences on May 1, 2019. The lease is secured by a first priority lien against the water pumps. At March 31, 2019, there were no significant changes to this lease.

On November 20, 2018, the Partnership entered into a lease facility for $33,450 for water pumps based in Texas. The finance lease requires 36 monthly payments of $1,159 with the first and last payments due in advance. On November 20, 2018, the Partnership entered into a second lease facility for $162,943 for water pumps. The finance lease requires 36 monthly payments of $5,648 with the first two months and last payments due in advance. The lease is secured by a first priority lien against the water pumps. At March 31, 2019, there were no significant changes to this lease.

Fabrication Equipment

On January 18, 2018, the Partnership entered into a lease facility for $2,188,377 of fabrication equipment with a company based in Texas. The lease required 42 monthly payments of $57,199 with the first and last payments due in advance. The lease is secured by a first priority lien against the fabrication equipment. The lease was expected to commence on the first day of the calendar quarter following final funding, and the company was paying pre-commencement rents to the Partnership. On January 30, 2018, February 14, 2018 and on March 16, 2018, the Partnership advanced $1,079,895, $647,122 and $349,428, respectively, under this lease facility. On September 21, 2018, the Partnership issued a Notice of Default letter to the company and on October 18, 2018, the Partnership issued a Commencement of Lease and Demand for Payment letter to the company. In November 2018, the Partnership entered into a forbearance agreement with the company, whereby the company paid the outstanding October and November rent payments and then beginning in December 2018, they paid a forbearance fee of $25,000 per month for three months while the company underwent an internal restructuring. On February 28, 2019, the lease was amended and restated to a 60 month lease commencing on March 1, 2019. The lease requires 24 monthly payments of $31,000 and 36 monthly payments of $40,000, on maturity, the lessee can return the equipment or purchase it for $500,000. The lease is secured by a first priority lien against the fabrication equipment. The Partnership reclassified this lease as an operating lease.

Virtual Office Software Equipment

On February 5, 2018, the Partnership entered into a lease facility and advanced $245,219 of virtual office software and equipment with a company based in Florida. The lease requires 24 monthly payments of $12,020 with the first and last payments due in advance. The lease is secured by a first priority lien against the virtual office software and equipment. At March 31, 2019, there were no significant changes to this lease.

Education and Tourism Equipment

On February 12, 2018, the Partnership entered into a lease facility for up to $1,500,000 of educational multimedia content equipment with a global company. The lease is secured by a first priority lien against the educational multimedia content equipment. On February 14, 2018, the Partnership advanced $1,015,720 as equipment lease schedule 1 (“Schedule 1”) under this lease facility. Schedule 1 of the lease required 36 monthly payments of $33,402 with the first payment due in advance, commencing on March 1, 2018. On June 29, 2018, the Partnership amended and restated the above lease facility and Schedule 1 to $1,175,720 and advanced an additional $160,000 under the amended and restated lease facility. The amended and restated Schedule 1 lease requires 32 monthly payments of $39,212 and commenced on July 1, 2018. At March 31, 2019, there were no significant changes to this lease.

Information Technology Equipment

On April 3, 2018, the Partnership funded a lease facility for $390,573 of IT server equipment with a company based in California. The finance lease requires 36 monthly payments of $13,444 with the first payment due in advance. The lease is secured by a first priority lien against the IT server equipment. At March 31, 2019, there were no significant changes to this lease.

Medical Equipment

On June 26, 2018, the Partnership entered into a lease facility for $673,706 of electrosurgical fiber, manufacturing, and testing equipment with a company based in Massachusetts. The lease is secured by a first priority lien against the equipment and a corporate guarantee of the parent company of the lessee. On June 26, 2018, the Partnership advanced a total of $455,749 as equipment lease schedule 1 (“Schedule 1”) and schedule 2 (“Schedule 2”) under this lease facility. On August 2, 2018 and September 26, 2018, the Partnership advanced a total of $71,361 and $35,680 as additional funding under equipment lease Schedule 1. Schedule 1 requires 42 monthly payments of $10,711 with the first and last payment due upon commencement, commencing on October 1, 2018. Schedule 2 requires 42 monthly payments of $9,513 with the first and last payment due upon commencement, commencing on January 1, 2019. At March 31, 2019, there were no significant changes to this lease.

On March 22, 2019, the Partnership entered into a lease facility for $493,906 of medical equipment with a hospital based in Texas. The lease is secured by a first priority lien against the medical equipment. On March 22, 2019, the Partnership advanced a total of $493,906 under this lease facility. The lease schedule requires 36 monthly payments of $16,820 with the first payment due upon commencement, commencing on April 1, 2019, on maturity, the lessee can return the equipment or purchase it at its then fair market value, not to exceed 16% of equipment cost.

Helicopter

On October 1, 2018, the Partnership, on behalf of Lifestyle Leasing, funded $600,000 into an escrow account. On November 9, 2018, the funds were released from escrow and used to fund a helicopter lease. The lessee provided $450,000 of the $1,050,000 purchase price of the helicopter. The finance lease required 36 monthly payments of $13,423, payable in arrears, and a final payment of $284,435 on November 1, 2021. On funding, the lessee paid the November 1, 2018 rent payment and a four month security deposit of $53,692. The lease was secured by a first priority lien against the leased helicopter and against an additional helicopter. On February 14, 2019, Lifestyle Leasing, on behalf of the Partnership, received cash of $577,025 as total payoff, in connection with the helicopter lease entered into on October 1, 2018. The finance lease had a net book value of $525,063 resulting in an increase in finance income of $51,962.

5. Investment in Equipment Subject to Operating Leases.

On October 18, 2016, the Partnership funded a lease facility for $318,882 for 16 pizza ovens to five separate lessees. Each lease has a 36 month term with various monthly payments. The lease is secured by ownership of the equipment and by a corporate guarantee of the parent of the lessees.

On February 28, 2019, the lease for fabrication equipment was amended and restated to a 60 month lease commencing on March 1, 2019. The lease requires 24 monthly payments of $31,000 and 36 monthly payments of $40,000, on maturity, the lessee can return the equipment or purchase it for $500,000. The lease is secured by a first priority lien against the fabrication equipment. The Partnership reclassified this lease from a finance lease to an operating lease.

The composition of the equipment subject to operating leases of the Partnership as of March 31, 2019 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
	(unaudited)	(unaudited)	(unaudited)
Food equipment	$334,826	$231,215	$103,611
Fabrication Equipment	$2,010,412	$25,174	$1,985,238
	$2,345,238	$256,389	$2,088,849

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2018 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Food equipment	$334,826	$207,328	$127,498
	$334,826	$207,328	$127,498

Depreciation expense for the three months ended March 31, 2019 and 2018 was $49,061 and $23,883, respectively.

6. Collateralized Loans Receivable.

On June 26, 2017, the Partnership entered into a Commercial Finance Agreement (“CFA”) with a borrower to provide secured financing for $1,184,850 of warehouse racking equipment. The CFA is secured by the racking equipment, and accrues interest at a rate of 9% per annum and matures on June 26, 2020. The borrower will make 36 monthly payments as follows: one payment of $39,083, 11 monthly payments of $69,498 and 24 monthly payments of $20,222. In connection with the CFA, on June 26, 2017, the Partnership advanced $689,552 to the vendor as a progress payment for the equipment. On July 31, 2017, the Partnership advanced $495,298 to the vendor as the final payment for the equipment. For the three months ended March 31, 2019, the CFA earned interest income of $5,426.

On June 26, 2017, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s debt. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $150,000. The note accrues interest at a rate of 12% per annum and matures on June 26, 2021. The promissory note will be paid through 48 monthly installments of principal and interest of $3,931. The promissory note is secured by a first priority security interest in all of the borrower’s assets and personal guarantees of the borrower’s principals as well as a corporate guarantee of an affiliate of the borrower. For the three months ended March 31, 2019, the promissory note earned interest income of $2,242.

On June 29, 2018, the Partnership entered into a loan agreement with a borrower to provide financing in an amount up to $7,500,000 to finance a food production facility in Georgia. The loan facility is structured as two tranches: Tranche I: $5,500,000 was funded on July 5, 2018. Tranche II: Up to $2,000,000 is available at lender’s discretion subject to the borrower achieving certain milestones. The loan facility is secured by a first priority security interest in all of the borrower’s assets. In connection with the Tranche I loan, the Partnership received three promissory notes from the borrower in the amount of $1,500,000, $2,000,000 and $2,000,000 respectively. On July 5, 2018, the Partnership funded $5,500,000 for the Tranche I loan. The Tranche I loan accrues interest at a rate of 12.75% plus 3 month LIBOR with a floor of 1.5% and matures on June 30, 2021. The Tranche I loan requires 18 monthly interest only payments upon commencement (first 12 monthly interest payments to be paid in cash at 11% and the remainder to be paid in kind (“PIK”) by adding such PIK interest to the principal balance and 6 monthly interest payments to be paid in cash) and 18 monthly payment of principal and interest payment with monthly principal paydowns of $150,000. Upon maturity of the Tranche I loan, the borrower will make a final balloon payment of approximately $3,029,000 ($2,900,000 principal plus accrued PIK interest). On June 29, 2018, the Partnership entered into an assignment agreement with a third party and sold $3,000,000 of the Tranche I loan, effective July 5, 2018, and sold $1,000,000 of the Tranche I loan, effective on or about September 1, 2018. On July 5, 2018, the Partnership returned two promissory notes to the borrower in the amount of $2,000,000 and $2,000,000 respectively and the borrower reissued one promissory note to the Partnership in the amount of $1,000,000 and one promissory note to the third party in the amount of $3,000,000. On July 5, 2018 and August 31, 2018, the Partnership received cash of $3,000,000 and $1,000,000, respectively, from the third party for the sale of those promissory notes. For the three months ended March 31, 2019, the promissory notes earned interest income of $59,471.

On December 11, 2018, the Partnership entered into a loan agreement with two affiliated North Dakota based firms as co-borrowers to provide financing in an amount up to $4,100,000 for oilfield services related equipment, of which the Partnership agreed to provide up to $1,700,000, with the balance funded by a third party. The loan facility is structured as two tranches: Tranche I: $3,200,000 and Tranche II: 900,000 which are available at lender’s discretion subject to the borrower achieving certain milestones. The loan facility is secured by a first priority lien on all of the borrower’s assets. In connection with the Tranche I loan, the Partnership received two promissory notes from the borrower in the amount of $1,326,830 and $1,873,170. On December 11, 2018, $1,326,830 and $1,873,170 were funded for Tranche I, in which $100,000 was held back for a security deposit and $200,000 will be funded upon completion of title work related to purchased vehicles. The Tranche I loan accrues interest at a rate of 10.6% plus 3 month LIBOR with a floor of 2.4% and matures on December 11, 2021. The Tranche I loan requires 36 monthly payments of $41,463 with one interest only payment due upon loan commencement. On December 11, 2018, the Partnership entered into an assignment agreement with a third party and sold $1,873,170 of the Tranche I loan, effective December 11, 2018. On December 14, 2018, the Partnership received cash of $1,682,842 from the third party for the sale of the promissory note. On January 25, 2019, the Partnership funded $250,000 of Tranche II. The Partnership received two promissory notes from the borrower in the amount of $103,659 and $146,341. On January 25, 2019, the Partnership entered into an assignment agreement with a third party and sold $146,341 of the Tranche II loan, effective January 25, 2019. On January 25, 2019, the Partnership received cash of $148,902 from the third party for the sale of the promissory note. For the three months ended March 31, 2019, the promissory notes earned interest income of $52,188.

The future principal maturities of the Partnership’s collateralized loans receivable at March 31, 2019 are as follows:

Years ending March 31, (unaudited)
2020	$734,082
2021	955,168
2022	1,630,306
2023	—
2024	—
Thereafter	—
Total	$3,319,556

7. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Collateralized loans receivable	$3,336,303	$3,336,303	$3,318,420	$3,318,420

As of March 31, 2019, the Partnership evaluated the carrying values of its financial instruments and they approximate fair value.

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

9. Business Concentrations

For the three months ended March 31, 2019, the Partnership had two lessee which accounted for approximately 53% and 47% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2018, the Partnership had one lessee which accounted for 100% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2019, the Partnership had three lessees which accounted for approximately 23%, 19% and 12% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2018, the Partnership had four lessees which accounted for approximately 39%, 20%, 14% and 14% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2019, the Partnership had two promissory notes which accounted for approximately 50% and 44% of the Partnership’s interest income derived from collateralized loans receivable. For the three months ended March 31, 2018, the Partnership had two promissory notes which accounted for approximately 69% and 20% of the Partnership’s interest income derived from collateralized loans receivable.

At March 31, 2019, the Partnership had five lessees which accounted for approximately 28%, 15%, 15%, 11% and 10% of the Partnership’s investment in finance leases. At March 31, 2018, the Partnership had three lessees which accounted for approximately 41%, 18% and 17% of the Partnership’s investment in finance leases. At March 31, 2019, the Partnership had one lessee which accounted for approximately 95% of the Partnership’s investment in operating leases. At March 31, 2018, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in operating leases. At March 31, 2019, the Partnership had two promissory notes which accounted for approximately 46% and 43% of the Partnership’s investment in collateralized loans receivable. At March 31, 2018, the Partnership had three promissory notes which accounted for approximately 71%, 16% and 13% of the Partnership’s investment in collateralized loans receivable.

10. Geographic Information

Geographic information for revenue for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31, 2019
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$58,256	$58,256
Finance income	$255,936	$255,936
Interest income	$119,347	$119,347

	Three Months Ended March 31, 2018
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$27,256	$27,256
Finance income	$133,062	$133,062
Interest income	$62,333	$62,333

Geographic information for long-lived assets at March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019
	United States	Total
	(unaudited)	(unaudited)
Long-lived assets:
Investment in finance leases, net	$5,559,118	$5,559,118
Investments in equipment subject to operating leases, net	$2,088,849	$2,088,849
Collateralized loan receivable, including accrued interest	$3,336,303	$3,336,303

	December 31, 2018
	United States	Total
Long-lived assets:
Investment in finance leases, net	$8,058,033	$8,058,033
Investments in equipment subject to operating leases, net	$127,498	$127,498
Collateralized loan receivable, including accrued interest	$3,318,420	$3,318,420

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

As of March 31, 2019, the Partnership has an unfunded commitment of $33,750 for the finance lease of infrastructure equipment. Except for this investment, the Partnership does not have any unfunded commitments for any investments.

12. Subsequent Events

On April 9, 2019, the Partnership funded Tranche II for $33,750 relating to an existing finance agreement. The finance lease requires 36 monthly payments of $2,282.

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

We are currently in the Operating Period. The Partnership elected to close the Offering Period on March 31, 2019. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and will last for four years from that date unless extended at the sole discretion of the General Partner. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

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

Recent Significant Transactions

Collateralized Loans Receivable

On December 11, 2018, the Partnership entered into a loan agreement with two affiliated North Dakota based firms as co-borrowers to provide financing in an amount up to $4,100,000 for oilfield services related equipment, of which the Partnership agreed to provide up to $1,700,000, with the balance funded by a third party. The loan facility is structured as two tranches: Tranche I: $3,200,000 and Tranche II: 900,000 which are available at lender’s discretion subject to the borrower achieving certain milestones. The loan facility is secured by a first priority lien on all of the borrower’s assets. In connection with the Tranche I loan, the Partnership received two promissory notes from the borrower in the amount of $1,326,830 and $1,873,170. On December 11, 2018, $1,326,830 and $1,873,170 were funded for Tranche I, in which $100,000 was held back for a security deposit and $200,000 will be funded upon completion of title work related to purchased vehicles. The Tranche I loan accrues interest at a rate of 10.6% plus 3 month LIBOR with a floor of 2.4% and matures on December 11, 2021. The Tranche I loan requires 36 monthly payments of $41,463 with one interest only payment due upon loan commencement. On December 11, 2018, the Partnership entered into an assignment agreement with a third party and sold $1,873,170 of the Tranche I loan, effective December 11, 2018. On December 14, 2018, the Partnership received cash of $1,682,842 from the third party for the sale of the promissory note. On January 25, 2019, the Partnership funded $250,000 of Tranche II. The Partnership received two promissory notes from the borrower in the amount of $103,659 and $146,341. On January 25, 2019, the Partnership entered into an assignment agreement with a third party and sold $146,341 of the Tranche II loan, effective January 25, 2019. On January 25, 2019, the Partnership received cash of $148,902 from the third party for the sale of the promissory note.

Infrastructure Equipment

On June 29, 2018, the Partnership entered into a lease facility for $1,199,520 for water pumps based in North Dakota. The finance lease requires 48 monthly payments of $31,902 with the first and last payments due in advance. On October 31, 2018, the Partnership entered into a second lease facility for $529,239 for water pumps. The finance lease requires 36 monthly payments of $17,888 with the first and last payments due in advance. On January 29, 2019, the Partnership entered into a third lease facility for $67,500 for water pumps. On January 29, 2019, the Partnership funded Tranche I for $33,750. On April 9, 2019, the Partnership funded Tranche II for $33,750. The finance lease requires 36 monthly payments of $2,282 with the first and last payments due in advance and commences on May 1, 2019. The lease is secured by a first priority lien against the water pumps.

Helicopter

On October 1, 2018, the Partnership, on behalf of Lifestyle Leasing, funded $600,000 into an escrow account. On November 9, 2018, the funds were released from escrow and used to fund a helicopter lease. The lessee provided $450,000 of the $1,050,000 purchase price of the helicopter. The finance lease required 36 monthly payments of $13,423, payable in arrears, and a final payment of $284,435 on November 1, 2021. On funding, the lessee paid the November 1, 2018 rent payment and a four month security deposit of $53,692. The lease was secured by a first priority lien against the leased helicopter and against an additional helicopter. On February 14, 2019, Lifestyle Leasing, on behalf of the Partnership, received cash of $577,025 as total payoff, in connection with the helicopter lease entered into on October 1, 2018. The finance lease had a net book value of $525,063 resulting in an increase in finance income of $51,962.

Fabrication Equipment

On January 18, 2018, the Partnership entered into a lease facility for $2,188,377 of fabrication equipment with a company based in Texas. The lease required 42 monthly payments of $57,199 with the first and last payments due in advance. The lease is secured by a first priority lien against the fabrication equipment. The lease was expected to commence on the first day of the calendar quarter following final funding, and the company was paying pre-commencement rents to the Partnership. On January 30, 2018, February 14, 2018 and on March 16, 2018, the Partnership advanced $1,079,895, $647,122 and $349,428, respectively, under this lease facility. On September 21, 2018, the Partnership issued a Notice of Default letter to the company and on October 18, 2018, the Partnership issued a Commencement of Lease and Demand for Payment letter to the company. In November 2018, the Partnership entered into a forbearance agreement with the company, whereby the company paid the outstanding October and November rent payments and then beginning in December 2018, they paid a forbearance fee of $25,000 per month for three months while the company underwent an internal restructuring. On February 28, 2019, the lease was amended and restated to a 60 month lease commencing on March 1, 2019. The lease requires 24 monthly payments of $31,000 and 36 monthly payments of $40,000, on maturity, the lessee can return the equipment or purchase it for $500,000. The lease is secured by a first priority lien against the fabrication equipment. The Partnership reclassified this lease as an operating lease.

Medical Equipment

On March 22, 2019, the Partnership entered into a lease facility for $493,906 for medical equipment with a hospital based in Texas. The lease is secured by a first priority lien against the medical equipment. On March 22, 2019, the Partnership advanced a total of $493,906 under this lease facility. The lease schedule requires 36 monthly payments of $16,820 with the first payment due upon commencement, commencing on April 1, 2019, on maturity, the lessee can return the equipment or purchase it at its then fair market value, not to exceed 16% of equipment cost.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates will primarily include the determination of allowance for notes and leases, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Equipment Notes and Loans Receivable

Equipment notes and loans receivable are reported in our condensed consolidated balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased notes and loans. Costs to originated notes, if any, are reported as other assets in our condensed consolidated balance sheets. Unearned income, discounts and premiums, if any, are amortized to interest income in the condensed consolidated statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Partnership is currently evaluating the impact of this guidance on its interim condensed consolidated financial statements.

In February 2016, the FASB issued new guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership has adopted ASU 2016-02 and has determined there was no significant impact on its interim condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying interim condensed consolidated financial statements.

Business Overview

Our Offering Period commenced on August 11, 2016 and concluded on March 31, 2019. We were approved for sale under Blue Sky regulations in 49 states and the District of Columbia. During the Offering Period, the majority of our cash inflows were derived from financing activities and the direct result of capital contributions from Limited Partners.

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

We are currently in our Operating Period. The Offering Period was designated as the period in which we raised capital from investors. During this period, we generated the majority of our cash inflow from financing activities though the sale of our Units to investors. Through March 31, 2019, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Results of Operations for the Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

Our revenue for the three months ended March 31, 2019 and 2018 is summarized as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(unaudited)	(unaudited)
Revenue:
Rental income	$58,256	$27,256
Finance income	255,936	133,062
Interest income	119,347	62,333
Other income	447	830
Total Revenue	$433,986	$223,481

For the three months ended March 31, 2019, we earned $58,256 in rental income from five operating leases of pizza ovens equipment, and one fabrication equipment operating lease. We received monthly lease payments of approximately $1,315,202 and recognized $255,936 in finance income from various finance leases during the same period. We also recognized $119,347 in interest income from collateralized loans receivable during the same period. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2019.

For the three months ended March 31, 2018, we earned $27,256 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $296,400 and recognized $133,062 in finance income from various finance leases during the same period. We also recognized $62,333 in interest income from collateralized loans receivable during the same period.

Our expenses for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$187,500	$187,500
Depreciation	49,061	23,883
Professional fees	49,550	76,529
Administration expense	35,141	42,884
Other expenses	4,300	9,000
Total Expenses	$325,552	$339,796

For the three months ended March 31, 2019, we incurred $325,552 in total expenses. We paid $187,500 in management fees to our Investment Manager during the three months ended March 31, 2019. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $49,061 in depreciation expense and $35,141 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred $49,550 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Income (Loss)

As a result of the factors discussed above, we reported a net income for the three months ended March 31, 2019 of $108,434, as compared to a net loss of $116,315 for the three months ended March 31, 2018.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$1,208,364	$7,546
Investing activities	$(568,663)	$(631,177)
Financing activities	$3,564,317	$861,753

Sources of Liquidity

We are currently in our Operating Period. The Offering Period was the time frame in which we raised capital contributions from Limited Partners through the sale of our Units. As such, during our Offering Period a substantial portion of our cash inflows were be from financing activities. The Operating Period is the time frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a substantial portion of our cash outflows will be for investing activities. We believe that cash inflows will be sufficient to finance our liquidity requirements for the foreseeable future, including quarterly distributions to our Limited Partners, general and administrative expenses, fees paid to our Investment Manager and new investment opportunities.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2019 was $1,208,364 and was primarily driven by the following factors; a net income for the three months ended March 31, 2019 of approximately $108,000, receipt of approximately $1,315,000 in minimum rental payments from finance leases, receipt of approximately $99,000 in interest income payments from collateralized loans receivable, an increase in security deposit payable of $49,000 and an increase in depreciation of approximately $49,000. Offsetting these fluctuations was, finance income of approximately $256,000, an increase in other assets of approximately $800 and a decrease of deferred revenue of approximately $52,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

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

Investing Activities

Cash used in investing activities was $568,663 for the three months ended March 31, 2019, which consisted of approximately $571,000 that we paid for the purchase of finance leases and approximately $271,000 that we paid for the purchase of collateralized loans receivable, offset by approximately $126,000 in cash received from collateralized loan receivables and approximately $146,000 in cash received from sale of collateralized loan receivables.

Cash used in investing activities was $631,177 for the three months ended March 31, 2018, which consisted of approximately $3,661,000 that we paid for the purchase of finance leases, offset by approximately $3,030,000 in cash received from collateralized loan receivables.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 was $3,564,317 and was primarily due to cash proceeds received of approximately $4,278,000 from the sale of our Units to Limited Partners. Offsetting this increase were payments for distributions to our Limited Partners of approximately $371,000, payments of approximately $10,000 for organizational and offering costs and underwriting fees of $333,000.

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

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the three months ended March 31, 2019, we made quarterly cash distributions to our Limited Partners totaling $370,290, paid taxes of $873 on the Limited Partners behalf, and accrued $414,455 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $414,455 at March 31, 2019. At March 31, 2019, the Partnership declared and accrued a distribution of $4,145, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $20,728 at March 31, 2019.

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

As of March 31, 2019, the Partnership has an unfunded commitment of $33,750 for the finance lease of infrastructure equipment. Except for this investment, the Partnership does not have any unfunded commitments for any investments.

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

On April 9, 2019, the Partnership funded Tranche II for $33,750 relating to an existing finance agreement. The finance lease requires 36 monthly payments of $2,282.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of condensed consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the condensed consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of March 31, 2019, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

Beginning January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures.

Beginning January 1, 2019, we implemented ASU 2016-02 Leases (Topic 842), although the adoption of the new leases standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to leases. As part of the implementation process, we assessed our lease arrangements and evaluated practical expedients and accounting policy elections to meet the reporting requirements of this standard. We also evaluated the changes in controls and processes that were necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’ which permitted us not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. There was no other change in our internal control over financial reporting during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on August 11, 2016. Our Offering Period commenced on August 11, 2016 and concluded on March 31, 2019. From August 11, 2016 through March 31, 2019, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Date: May 15, 2019

/s/ Michael Miroshnikov
Michael Miroshnikov
President

