Form 10-Q
period 2019-06-30
Arboretum Silverleaf Income Fund, L.P.
filed 2019-08-14
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM __________ TO __________

COMMISSION FILE NUMBER: 333-211626

Arboretum Silverleaf Income Fund, L.P.

(Exact name of registrant as specified in its charter)

Delaware	81-1184858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

100 Arboretum Drive, Suite 105
Portsmouth, NH	03801
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (603) 294-1420

SQN Asset Income Fund V, L.P.

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

At August 14, 2019 there were 2,535,672.53 units of the Registrant’s limited partnership interests issued and outstanding.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Cash and cash equivalents	$4,763,264	$3,192,541
Investments in finance leases, net	10,012,128	8,058,033
Investments in equipment subject to operating leases, net	1,989,414	127,498
Collateralized loans receivable, including accrued interest of $740 and $657	2,948,448	3,318,420
Other assets	71,194	348
Total Assets	$19,784,448	$14,696,840

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$99,219	$125,419
Funding liability for collateralized loans and leases	80,953	81,872
Distributions payable to Limited Partners	505,765	370,290
Distributions payable to General Partner	25,785	16,583
Security deposit payable	49,391	-
Deferred revenue	441,889	251,948
Total Liabilities	1,203,002	846,112

Partners’ Equity (Deficit):
Limited Partners	18,621,903	13,882,867
General Partner	(40,457)	(32,139)
Total Equity	18,581,446	13,850,728
Total Liabilities and Partners’ Equity	$19,784,448	$14,696,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue
Rental income	$120,256	$27,256	$178,512	$54,512
Finance income	231,643	217,827	487,579	350,889
Interest income	116,134	14,677	235,481	77,010
Other income	241	-	688	830
Total Revenue	468,274	259,760	902,260	483,241

Expenses
Management fees - Investment Manager	187,500	187,500	375,000	375,000
Depreciation	99,435	23,897	148,496	47,780
Professional fees	123,500	60,516	173,050	137,045
Administration expense	73,739	41,577	108,880	84,461
Other expenses	4,169	1,414	8,469	10,414
Total Expenses	488,343	314,904	813,895	654,700
Net (loss) income	$(20,069)	$(55,144)	$88,365	$(171,459)

Net (loss) income attributable to the Partnership
Limited Partners	$(19,868)	$(54,593)	$87,481	$(169,744)
General Partner	(201)	(551)	884	(1,715)
Net (loss) income attributable to the Partnership	$(20,069)	$(55,144)	$88,365	$(171,459)

Weighted average number of limited partnership interests outstanding	2,535,672.53	1,351,321.50	2,016,141.01	1,049,409.37

Net (loss) income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.01)	$(0.04)	$0.04	$(0.16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity (Deficit) (Unaudited)

Six Months Ended June 30, 2019

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2019	1,935,481.94	13,850,728	(32,139)	13,882,867

Partners’ capital contributions	600,190.59	6,001,906	-	6,001,906
Offering expenses	-	(9,630)	-	(9,630)
Underwriting fees	-	(418,337)	-	(418,337)
Net income	-	88,365	884	87,481
Distributions to partners	-	(931,586)	(9,202)	(922,384)

Balance, June 30, 2019	2,535,672.53	$18,581,446	$(40,457)	$18,621,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended	For the six months ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net income (loss)	$88,365	$(171,459)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	(487,579)	(350,889)
Accrued interest income	(235,642)	(76,980)
Depreciation	148,496	47,780
Change in operating assets and liabilities:
Minimum rents receivable	1,968,475	832,272
Accrued interest income	235,282	110,613
Other assets	(70,846)	(112,144)
Accounts payable and accrued liabilities	(26,200)	167,057
Security deposit payable	49,391	-
Deferred revenue	189,941	119,445
Funding liability for collateralized loans and leases	(919)	-
Net cash provided by operating activities	1,858,764	565,695

Cash flows from investing activities:
Purchase of finance leases	(5,445,403)	(5,795,107)
Cash paid for collateralized loans receivable	(287,436)	(61,459)
Cash received from collateralized loans receivable	511,427	3,238,065
Proceeds from sale of collateralized loans receivable	146,341	-
Net cash used in investing activities	(5,075,071)	(2,618,501)

Cash flows from financing activities:
Cash received from Limited Partner capital contributions	5,916,286	3,440,450
Cash paid for Limited Partner distributions	(786,909)	(383,830)
Cash paid for Limited Partner redemptions	-	(4,885)
Cash paid for underwriting fees	(332,717)	(180,632)
Cash paid for offering costs	(9,630)	(84,477)
Net cash provided by financing activities	4,787,030	2,786,626

Net increase in cash and cash equivalents	1,570,723	733,820
Cash and cash equivalents, beginning of period	3,192,541	2,036,337
Cash and cash equivalents, end of period	$4,763,264	$2,770,157

Supplemental disclosure of non-cash investing and financing activities:
Units issued as underwriting fee discount	$85,620	$62,947
Distributions payable to General Partner	$9,202	$4,559
Distributions payable to Limited Partners	$505,765	$72,093
Reclassification of investment in finance leases to equipment subject to operating leases	$2,010,412	$-
Funding liability for collateralized loans and leases	$-	$113,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

1. Organization and Nature of Operations.

Organization – Arboretum Silverleaf Income Fund, L.P. (f/k/a SQN Asset Income Fund V, L.P.) (the “Partnership”) was formed on January 14, 2016, as a Delaware limited partnership. On July 19, 2019, the Partnership changed its name from SQN Asset Income Fund V, L.P. to Arboretum Silverleaf Income Fund, L.P. The Partnership is engaged in a single business segment, the ownership and investment in leased equipment and related financings which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease; and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. The Partnership will terminate no later than December 31, 2040.

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

The General Partner of the Partnership is ASIF GP, LLC (f/k/a SQN AIF V GP, LLC) (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager. On July 8, 2019, the General Partner changed its name from SQN AIF V GP, LLC to ASIF GP, LLC. Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Limited Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership expects to conduct its activities for at least six years and divide the Partnership’s life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period began on August 11, 2016 and concluded on March 31, 2019. The Operating Period commenced on October 3, 2016, the date of the Partnership’s initial closing, and will last for four years unless extended at the sole discretion of the General Partner. During the Operating Period, the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

American Elm Distribution Partners, LLC (“American Elm”), a Delaware limited liability company, is affiliated with the General Partner. American Elm acted as the initial selling agent for the offering of the units (“Units”). The Units are offered on a “best efforts,” “minimum-maximum” basis.

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the six months ended June 30, 2019, we made quarterly cash distributions to our Limited Partners totaling $786,909, and accrued $505,765 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $505,765 at June 30, 2019. At June 30, 2019, the Partnership declared and accrued a distribution of $5,057, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $25,785 at June 30, 2019.

On September 11, 2018, the Partnership formed a special purpose entity SQN Lifestyle Leasing, LLC (“Lifestyle Leasing”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership. On May 24, 2019, the Partnership terminated Lifestyle Leasing.

From August 11, 2016 through June 30, 2019, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

2. Summary of Significant Accounting Policies.

Basis of Presentation — The interim condensed consolidated balance sheets, statements of operations, statement of changes in partners’ equity and statements of cash flows of the Partnership at June 30, 2019 and 2018 and for the three and six months ended June 30, 2019 and 2018 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these interim condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Partnership’s annual report on Form 10-K, as filed with the SEC on March 28, 2019.

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

Use of Estimates — The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful lease, notes and loan accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At June 30, 2019 and 2018, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

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

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of June 30, 2019, there were no expected liabilities to be incurred under the BBA.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is currently effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has proposed an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Partnership, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Partnership, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The FASB is currently in the process of drafting a proposed ASU for this project to be voted upon by FASB members after a 30 day comment period. The Partnership is currently a smaller reporting company, and if this proposal is approved and becomes effective, the Partnership’s expected adoption date for ASU 2016-13 would change from fiscal years beginning after December 15, 2019 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Partnership is currently evaluating the impact of this guidance on its interim condensed consolidated financial statements.

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

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at June 30, 2019 and 2018.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the three months ended June 30, 2019 and 2018, the Partnership paid $187,500 in management fee expense to the Investment Manager. For the six months ended June 30, 2019 and 2018, the Partnership paid $375,000 in management fee expense to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the six months ended June 30, 2019 and 2018, the Partnership accrued $83,028 and $108,370, respectively, of structuring fees to the Investment Manager.

On December 15, 2017, the Partnership entered into two assignment and purchase agreements with Arboretum Core Asset Finance Fund, L.P., a Delaware limited partnership, a fund managed by the Investment Manager, to purchase two seasoned and performing promissory notes for total cash of $130,559. The funds from the promissory notes with the borrower were used to acquire point-of-sale systems for multiple restaurants. The two promissory notes will be paid in 13 monthly installments of principal and interest of $7,943 and $2,870, respectively. The notes accrued interest at a rate of 18% per annum and matured on January 1, 2019. The promissory notes are secured by a first priority lien with respect to the equipment. For the three and six months ended June 30, 2019, the promissory notes earned interest income of $0 and $4, respectively.

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

For the six months ended June 30, 2019 and the year ended December 31, 2018, the Partnership incurred the following transactions with American Elm:

	June 30, 2019	December 31, 2018
	(unaudited)
Balance - beginning of period	$—	$—
Underwriting fees earned by American Elm	118,326	157,443
Payments by the Partnership to American Elm	(118,326)	(157,443)

Balance - end of period	$—	$—

For the six months ended June 30, 2019 and 2018, the Partnership incurred the following underwriting fee transactions:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(unaudited)	(unaudited)
Underwriting discount incurred by the Partnership	$85,620	$62,947
Underwriting fees earned by American Elm	118,326	68,409
Fees paid to outside brokers	214,391	112,223
Total underwriting fees	$418,337	$243,579

4. Investments in Finance Leases.

At June 30, 2019 and December 31, 2018, net investments in finance leases consisted of the following:

	June 30, 2019	December 31, 2018
	(unaudited)
Minimum rents receivable	$11,865,240	$9,240,140
Estimated unguaranteed residual value	214,571	662,066
Unearned income	(2,067,683)	(1,844,173)
Total	$10,012,128	$8,058,033

Computer Equipment

On October 6, 2016, the Partnership funded a lease facility for $680,020 of Apple computers with a private school in New York City. The finance lease requires 36 monthly payments of $17,402. The lessee made a down payment of $102,002 and the remainder amount was funded by the Partnership. The lease is secured by ownership of the equipment. At June 30, 2019, there were no significant changes to this lease.

Furniture and Kitchen Equipment

On October 21, 2016, the Partnership funded a finance lease for $357,020 of an assortment of school furniture and kitchen equipment with a public charter school in New Jersey. The finance lease requires 36 monthly payments of $11,647 with the first and last payments due in advance. The lease is secured by a first priority lien against the equipment. At June 30, 2019, there were no significant changes to this lease.

Agricultural Equipment

On November 9, 2017, the Partnership funded a lease facility for $406,456 of agricultural equipment and supplies with a company based in Illinois. The finance lease requires 36 monthly payments of $13,819 with the first and last payments due in advance. On February 9, 2018, the Partnership funded a second lease facility for $48,850 of agricultural equipment and supplies with the company based in Illinois. The finance lease requires 36 monthly payments of $1,661 with the first and last payments due in advance. On April 17, 2018, the Partnership funded a third lease facility for $44,380 of agricultural equipment and supplies with the company based in Illinois. The finance lease requires 36 monthly payments of $1,509 with the first and last payments due in advance. The leases are secured by a first priority lien against the agricultural equipment and supplies and a personal guarantee from the company’s CEO. At June 30, 2019, there were no significant changes to these leases.

Infrastructure Equipment

On December 4, 2017, the Partnership entered into a lease facility for $940,000 of railcar movers with a company based in Missouri. The finance lease requires 60 monthly payments of $16,468 with the first and last payments due in advance, and an additional final payment of $350,709. The lease is secured by a first priority lien against the railcar movers. At June 30, 2019, there were no significant changes to this lease.

On June 29, 2018, the Partnership entered into a lease facility for $1,199,520 for water pumps based in North Dakota. The finance lease requires 48 monthly payments of $31,902 with the first and last payments due in advance. On October 31, 2018, the Partnership entered into a second lease facility for $529,239 for water pumps. The finance lease requires 36 monthly payments of $17,888 with the first and last payments due in advance. On January 29, 2019, the Partnership entered into a third lease facility for $67,500 for water pumps. On January 29, 2019, the Partnership funded $33,750 and on April 9, 2019, the Partnership funded the remaining $33,750. The finance lease requires 36 monthly payments of $2,282 with the first and last payments due in advance and commences on May 1, 2019. On June 19, 2019, the Partnership entered into and funded a fourth lease facility for $1,270,125 for water pumps. The finance lease requires 36 monthly payments of $43,565 with the first and last payments due in advance and commences on July 1, 2019. The lease is secured by a first priority lien against the water pumps. At June 30, 2019, there were no significant changes to this lease.

On November 20, 2018, the Partnership entered into a lease facility for $33,450 for water pumps based in Texas. The finance lease requires 36 monthly payments of $1,159 with the first and last payments due in advance. On November 20, 2018, the Partnership entered into a second lease facility for $162,943 for water pumps. The finance lease requires 36 monthly payments of $5,648 with the first two months and last payments due in advance. The lease is secured by a first priority lien against the water pumps. At June 30, 2019, there were no significant changes to this lease.

On May 30, 2019, the Partnership entered into a lease facility for $3,600,000 for industrial dryers based in Kentucky. On May 31, 2019, the Partnership advanced $3,600,000 under this lease facility. The finance lease requires 48 monthly payments of $94,802 with the first and last payments due in advance and commences on November 1, 2019. The lease is secured by a first priority lien against the industrial dryers. At June 30, 2019, there were no significant changes to this lease.

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

Virtual Office Software Equipment

On February 5, 2018, the Partnership entered into a lease facility and advanced $245,219 of virtual office software and equipment with a company based in Florida. The lease requires 24 monthly payments of $12,020 with the first and last payments due in advance. The lease is secured by a first priority lien against the virtual office software and equipment. At June 30, 2019, there were no significant changes to this lease.

Education and Tourism Equipment

On February 12, 2018, the Partnership entered into a lease facility for up to $1,500,000 of educational multimedia content equipment with a global company. The lease is secured by a first priority lien against the educational multimedia content equipment. On February 14, 2018, the Partnership advanced $1,015,720 as equipment lease schedule 1 (“Schedule 1”) under this lease facility. Schedule 1 of the lease required 36 monthly payments of $33,402 with the first payment due in advance, commencing on March 1, 2018. On June 29, 2018, the Partnership amended and restated the above lease facility and Schedule 1 to $1,175,720 and advanced an additional $160,000 under the amended and restated lease facility. The amended and restated Schedule 1 lease requires 32 monthly payments of $39,212 and commenced on July 1, 2018. At June 30, 2019, there were no significant changes to this lease.

Information Technology Equipment

On April 3, 2018, the Partnership funded a lease facility for $390,573 of IT server equipment with a company based in California. The finance lease requires 36 monthly payments of $13,444 with the first payment due in advance. The lease is secured by a first priority lien against the IT server equipment. At June 30, 2019, there were no significant changes to this lease.

Medical Equipment

On June 26, 2018, the Partnership entered into a lease facility for $673,706 of electrosurgical fiber, manufacturing, and testing equipment with a company based in Massachusetts. The lease is secured by a first priority lien against the equipment and a corporate guarantee of the parent company of the lessee. On June 26, 2018, the Partnership advanced a total of $455,749 as equipment lease schedule 1 (“Schedule 1”) and schedule 2 (“Schedule 2”) under this lease facility. On August 2, 2018 and September 26, 2018, the Partnership advanced a total of $71,361 and $35,680 as additional funding under equipment lease Schedule 1. Schedule 1 requires 42 monthly payments of $10,711 with the first and last payment due upon commencement, commencing on October 1, 2018. Schedule 2 requires 42 monthly payments of $9,513 with the first and last payment due upon commencement, commencing on January 1, 2019. At June 30, 2019, there were no significant changes to this lease.

On March 22, 2019, the Partnership entered into a lease facility for $493,906 of medical equipment with a hospital based in Texas. The lease is secured by a first priority lien against the medical equipment. On March 22, 2019, the Partnership advanced a total of $493,906 under this lease facility. The lease schedule requires 36 monthly payments of $16,820 with the first payment due upon commencement, commencing on April 1, 2019, on maturity, the lessee can return the equipment or purchase it at its then fair market value, not to exceed 16% of equipment cost. At June 30, 2019, there were no significant changes to this lease.

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

The composition of the equipment subject to operating leases of the Partnership as of June 30, 2019 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
	(unaudited)	(unaudited)	(unaudited)
Food equipment	$334,826	$255,130	$79,696
Fabrication Equipment	$2,010,412	$100,694	$1,909,718
	$2,345,238	$355,824	$1,989,414

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2018 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Food equipment	$334,826	$207,328	$127,498
	$334,826	$207,328	$127,498

Depreciation expense for the three and six months ended June 30, 2019 was $99,435 and $148,496, respectively.

6. Collateralized Loans Receivable.

On June 26, 2017, the Partnership entered into a Commercial Finance Agreement (“CFA”) with a borrower to provide secured financing for $1,184,850 of warehouse racking equipment. The CFA is secured by the racking equipment, and accrues interest at a rate of 9% per annum and matures on June 26, 2020. The borrower will make 36 monthly payments as follows: one payment of $39,083, 11 monthly payments of $69,498 and 24 monthly payments of $20,222. In connection with the CFA, on June 26, 2017, the Partnership advanced $689,552 to the vendor as a progress payment for the equipment. On July 31, 2017, the Partnership advanced $495,298 to the vendor as the final payment for the equipment. On May 31, 2019, the Partnership received cash of $222,439 as payment in full of the CFA entered into on June 26, 2017. For the three and six months ended June 30, 2019, the CFA earned interest income of $12,175 and $17,601, respectively.

On June 26, 2017, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s debt. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $150,000. The note accrues interest at a rate of 12% per annum and matures on June 26, 2021. The promissory note will be paid through 48 monthly installments of principal and interest of $3,931. The promissory note is secured by a first priority security interest in all of the borrower’s assets and personal guarantees of the borrower’s principals as well as a corporate guarantee of an affiliate of the borrower. For the three and six months ended June 30, 2019, the promissory note earned interest income of $2,013 and $4,255, respectively.

On June 29, 2018, the Partnership entered into a loan agreement with a borrower to provide financing in an amount up to $7,500,000 to finance a food production facility in Georgia. The loan facility is structured as two tranches: Tranche I: $5,500,000 was funded on July 5, 2018. Tranche II: Up to $2,000,000 is available at lender’s discretion subject to the borrower achieving certain milestones. The loan facility is secured by a first priority security interest in all of the borrower’s assets. In connection with the Tranche I loan, the Partnership received three promissory notes from the borrower in the amount of $1,500,000, $2,000,000 and $2,000,000 respectively. On July 5, 2018, the Partnership funded $5,500,000 for the Tranche I loan. The Tranche I loan accrues interest at a rate of 12.75% plus 3 month LIBOR with a floor of 1.5% and matures on June 30, 2021. The Tranche I loan requires 18 monthly interest only payments upon commencement (first 12 monthly interest payments to be paid in cash at 11% and the remainder to be paid in kind (“PIK”) by adding such PIK interest to the principal balance and 6 monthly interest payments to be paid in cash) and 18 monthly payment of principal and interest payment with monthly principal paydowns of $150,000. Upon maturity of the Tranche I loan, the borrower will make a final balloon payment of approximately $3,029,000 ($2,900,000 principal plus accrued PIK interest). On June 29, 2018, the Partnership entered into an assignment agreement with a third party and sold $3,000,000 of the Tranche I loan, effective July 5, 2018, and sold $1,000,000 of the Tranche I loan, effective on or about September 1, 2018. On July 5, 2018, the Partnership returned two promissory notes to the borrower in the amount of $2,000,000 and $2,000,000 respectively and the borrower reissued one promissory note to the Partnership in the amount of $1,000,000 and one promissory note to the third party in the amount of $3,000,000. On July 5, 2018 and August 31, 2018, the Partnership received cash of $3,000,000 and $1,000,000, respectively, from the third party for the sale of those promissory notes. For the three and six months ended June 30, 2019, the promissory notes earned interest income of $60,457 and $119,928, respectively.

On December 11, 2018, the Partnership entered into a loan agreement with two affiliated North Dakota based firms as co-borrowers to provide financing in an amount up to $4,100,000 for oilfield services related equipment, of which the Partnership agreed to provide up to $1,700,000, with the balance funded by a third party. The loan facility is structured as two tranches: Tranche I: $3,200,000 and Tranche II: 900,000 which are available at lender’s discretion subject to the borrower achieving certain milestones. The loan facility is secured by a first priority lien on all of the borrower’s assets. In connection with the Tranche I loan, the Partnership received two promissory notes from the borrower in the amount of $1,326,830 and $1,873,170. On December 11, 2018, $1,326,830 and $1,873,170 were funded for Tranche I, in which $100,000 was held back for a security deposit and $200,000 will be funded upon completion of title work related to purchased vehicles. The Tranche I loan accrues interest at a rate of 10.6% plus 3 month LIBOR with a floor of 2.4% and matures on December 11, 2021. The Tranche I loan requires 36 monthly payments of $41,463 with one interest only payment due upon loan commencement. On December 11, 2018, the Partnership entered into an assignment agreement with a third party and sold $1,873,170 of the Tranche I loan, effective December 11, 2018. On December 14, 2018, the Partnership received cash of $1,682,842 from the third party for the sale of the promissory note. On January 25, 2019, the Partnership funded $250,000 of Tranche II. The Partnership received two promissory notes from the borrower in the amount of $103,659 and $146,341. On January 25, 2019, the Partnership entered into an assignment agreement with a third party and sold $146,341 of the Tranche II loan, effective January 25, 2019. On January 25, 2019, the Partnership received cash of $148,902 from the third party for the sale of the promissory note. For the three and six months ended June 30, 2019, the promissory notes earned interest income of $41,476 and $93,664, respectively.

The future principal maturities of the Partnership’s collateralized loans receivable at June 30, 2019 are as follows:

Years ending June 30, (unaudited)
2020	$656,702
2021	1,764,050
2022	526,956
2023	—
2024	—
Thereafter	—
Total	$2,947,708

7. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Collateralized loans receivable	$2,948,448	$2,948,448	$3,318,420	$3,318,420

As of June 30, 2019, the Partnership evaluated the carrying values of its financial instruments and they approximate fair value.

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

9. Business Concentrations

For the six months ended June 30, 2019, the Partnership had two lessee which accounted for approximately 70% and 30% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2018, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2019, the Partnership had three leases which accounted for approximately 21%, 13% and 12% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2018, the Partnership had four lessees which accounted for approximately 42%, 15%, 13% and 11% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2019, the Partnership had two loans which accounted for approximately 51% and 40% of the Partnership’s interest income derived from collateralized loans receivable. For the six months ended June 30, 2018, the Partnership had two promissory notes which accounted for approximately 56% and 28% of the Partnership’s interest income derived from collateralized loans receivable.

At June 30, 2019, the Partnership had one lessee which accounted for approximately 96% of the Partnership’s investment in operating leases. At June 30, 2018, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At June 30, 2019, the Partnership had two lessees which accounted for approximately 36% and 27% of the Partnership’s investment in finance leases. At June 30, 2018, the Partnership had four lessees which accounted for approximately 30%, 16%, 15% and 12% of the Partnership’s investment in finance leases. At June 30, 2019, the Partnership had two borrowers which accounted for approximately 53% and 44% of the Partnership’s investment in collateralized loans receivable. At June 30, 2018, the Partnership had three borrowers which accounted for approximately 69%, 20% and 12% of the Partnership’s investment in collateralized loans receivable.

10. Geographic Information

Geographic information for revenue for the three months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30, 2019
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$120,256	$120,256
Finance income	$231,643	$231,643
Interest income	$116,134	$116,134

	Three Months Ended June 30, 2018
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$27,256	$27,256
Finance income	$217,827	$217,827
Interest income	$14,677	$14,677

Geographic information for revenue for the six months ended June 30, 2019 and 2018 was as follows:

	Six Months Ended June 30, 2019
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$178,512	$178,512
Finance income	$487,579	$487,579
Interest income	$235,481	$235,481

	Six Months Ended June 30, 2018
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$54,512	$54,512
Finance income	$350,889	$350,889
Interest income	$77,010	$77,010

Geographic information for long-lived assets at June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019
	United States	Total
	(unaudited)	(unaudited)
Long-lived assets:
Investment in finance leases, net	$10,012,128	$10,012,128
Investments in equipment subject to operating leases, net	$1,989,414	$1,989,414
Collateralized loan receivable, including accrued interest	$2,948,448	$2,948,448

	December 31, 2018
	United States	Total
Long-lived assets:
Investment in finance leases, net	$8,058,033	$8,058,033
Investments in equipment subject to operating leases, net	$127,498	$127,498
Collateralized loan receivable, including accrued interest	$3,318,420	$3,318,420

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

12. Subsequent Events

On July 19, 2019, the Partnership filed an Amendment to the Certificate of Limited Partnership with regard to the Partnership’s Certificate of Limited Partnership in order to formally amend the name of the Partnership to Arboretum Silverleaf Income Fund, L.P. effective as of July 19, 2019.

On July 8, 2019, the General Partner filed a Certificate of Amendment with regard to the General Partner’s Certificate of Formation in order to formally amend the name of the General Partner to ASIF GP, LLC effective as July 8, 2019.

On July 11, 2019, the lessee of the lease facility for railcar movers voluntarily filed for Chapter 11 bankruptcy protection. The lessee is current with its monthly lease payments to the Partnership.

On August 6, 2019, the Partnership funded a finance lease for $27,351 for water pumps based in North Dakota. The finance lease requires 36 monthly payments of $938. The lease is secured by a first priority lien against the water pumps.

Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include Arboretum Silverleaf Income Fund, L.P. (f/k/a SQN Asset Income Fund V, L.P.).

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

Infrastructure Equipment

On May 30, 2019, the Partnership entered into a lease facility for $3,600,000 for industrial dryers based in Kentucky. On May 31, 2019, the Partnership advanced $3,600,000 under this lease facility. The finance lease requires 48 monthly payments of $94,802 with the first and last payments due in advance and commences on November 1, 2019. The lease is secured by a first priority lien against the industrial dryers.

Infrastructure Equipment

On June 29, 2018, the Partnership entered into a lease facility for $1,199,520 for water pumps based in North Dakota. The finance lease requires 48 monthly payments of $31,902 with the first and last payments due in advance. On October 31, 2018, the Partnership entered into a second lease facility for $529,239 for water pumps. The finance lease requires 36 monthly payments of $17,888 with the first and last payments due in advance. On January 29, 2019, the Partnership entered into a third lease facility for $67,500 for water pumps. On January 29, 2019, the Partnership funded Tranche I for $33,750. On April 9, 2019, the Partnership funded Tranche II for $33,750. The finance lease requires 36 monthly payments of $2,282 with the first and last payments due in advance and commences on May 1, 2019. On June 19, 2019, the Partnership entered into and funded a fourth lease facility for $1,270,125 for water pumps. The finance lease requires 36 monthly payments of $43,565 with the first and last payments due in advance and commences on July 1, 2019. The lease is secured by a first priority lien against the water pumps.

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

Collateralized Loan Receivable

On June 26, 2017, the Partnership entered into a Commercial Finance Agreement (“CFA”) with a borrower to provide secured financing for $1,184,850 of warehouse racking equipment. The CFA is secured by the racking equipment, and accrues interest at a rate of 9% per annum and matures on June 26, 2020. The borrower will make 36 monthly payments as follows: one payment of $39,083, 11 monthly payments of $69,498 and 24 monthly payments of $20,222. In connection with the CFA, on June 26, 2017, the Partnership advanced $689,552 to the vendor as a progress payment for the equipment. On July 31, 2017, the Partnership advanced $495,298 to the vendor as the final payment for the equipment. On May 31, 2019, the Partnership received cash of $222,439 as total payoff, in connection with the CFA entered into on June 26, 2017.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is currently effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has proposed an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Partnership, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Partnership, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The FASB is currently in the process of drafting a proposed ASU for this project to be voted upon by FASB members after a 30 day comment period. The Partnership is currently a smaller reporting company, and if this proposal is approved and becomes effective, the Partnership’s expected adoption date for ASU 2016-13 would change from fiscal years beginning after December 15, 2019 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Partnership is currently evaluating the impact of this guidance on its interim condensed consolidated financial statements.

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

We are currently in our Operating Period. The Offering Period was designated as the period in which we raised capital from investors. During this period, we generated the majority of our cash inflow from financing activities though the sale of our Units to investors. Through June 30, 2019, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Results of Operations for the Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

Our revenue for the three months ended June 30, 2019 and 2018 is summarized as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
	(unaudited)	(unaudited)
Revenue:
Rental income	$120,256	$27,256
Finance income	231,643	217,827
Interest income	116,134	14,677
Other income	241	—
Total Revenue	$468,274	$259,760

For the three months ended June 30, 2019, we earned $120,256 in rental income from five operating leases of pizza ovens equipment, and one fabrication equipment operating lease. We received monthly lease payments of approximately $667,037 and recognized $231,643 in finance income from various finance leases during the same period. We also recognized $116,134 in interest income from collateralized loans receivable during the same period. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2019.

For the three months ended June 30, 2018, we earned $27,256 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $536,000 and recognized $217,827 in finance income from various finance leases during the same period. We also recognized $14,677 in interest income from collateralized loans receivable during the same period.

Our expenses for the three months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$187,500	$187,500
Depreciation	99,435	23,897
Professional fees	123,550	60,516
Administration expense	73,739	41,577
Other expenses	4,169	1,414
Total Expenses	$488,343	$314,904

For the three months ended June 30, 2019, we incurred $488,343 in total expenses. We paid $187,500 in management fees to our Investment Manager during the three months ended June 30, 2019. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $99,435 in depreciation expense and $73,739 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred $123,550 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Loss

As a result of the factors discussed above, we reported a net loss for the three months ended June 30, 2019 of $20,069, as compared to a net loss of $55,144 for the three months ended June 30, 2018.

Results of Operations for the Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

Our revenue for the six months ended June 30, 2019 and 2018 is summarized as follows:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(unaudited)	(unaudited)
Revenue:
Rental income	$178,512	$54,512
Finance income	487,579	350,889
Interest income	235,481	77,010
Other income	688	830
Total Revenue	$902,260	$483,241

For the six months ended June 30, 2019, we earned $178,512 in rental income from five operating leases of pizza ovens equipment, and one fabrication equipment operating lease. We received monthly lease payments of $1,968,475 and recognized $487,579 in finance income from various finance leases during the same period. We also recognized $235,481 in interest income from collateralized loans receivable during the same period. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2019.

For the six months ended June 30, 2018, we earned $54,512 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of $832,272 and recognized $350,889 in finance income from various finance leases during the same period. We also recognized $77,010 in interest income from collateralized loans receivable during the same period.

Our expenses for the six months ended June 30, 2019 and 2018 are summarized as follows:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$375,000	$375,000
Depreciation	148,496	47,780
Professional fees	173,050	137,045
Administration expense	108,880	84,461
Other expenses	8,469	10,414
Total Expenses	$813,895	$654,700

For the six months ended June 30, 2019, we incurred $813,895 in total expenses. We paid $375,000 in management fees to our Investment Manager during the six months ended June 30, 2019. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $148,496 in depreciation expense and $108,880 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred $173,050 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Income (Loss)

As a result of the factors discussed above, we reported net income for the six months ended June 30, 2019 of $88,365, as compared to a net loss of $171,459 for the six months ended June 30, 2018.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$1,858,764	$565,695
Investing activities	$(5,075,071)	$(2,618,501)
Financing activities	$4,787,030	$2,786,626

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

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2019 was $1,858,764 and was primarily driven by the following factors; a net income for the six months ended June 30, 2019 of approximately $88,000, receipt of approximately $1,968,000 in minimum rental payments from finance leases, receipt of approximately $235,000 in interest income payments from collateralized loans receivable, an increase in security deposit payable of $49,000, an increase in deferred revenue of approximately $190,000 and depreciation of approximately $149,000. Offsetting these fluctuations was, finance income of approximately $488,000, accrued interest income of approximately $236,000, an increase in other assets of approximately $71,000 and a decrease of accounts payable of approximately $26,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

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

Investing Activities

Cash used in investing activities was $5,075,071 for the six months ended June 30, 2019, which consisted of approximately $5,445,000 that we paid for the purchase of finance leases and approximately $287,000 that we paid for the purchase of collateralized loans receivable, offset by approximately $511,000 in cash received from collateralized loan receivables and approximately $146,000 in cash received from sale of collateralized loan receivables.

Cash used in investing activities was $2,618,501 for the six months ended June 30, 2018, which consisted of approximately $5,795,000 and $62,000 that we paid for the purchase of finance leases and for the acquisition of collateralized loans receivable, respectively, offset by approximately $3,238,000 in cash received from collateralized loans receivable.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 was $4,787,030 and was primarily due to cash proceeds received of approximately $5,916,000 from the sale of our Units to Limited Partners. Offsetting this increase were payments for distributions to our Limited Partners of approximately $787,000, payments of approximately $10,000 for organizational and offering costs and underwriting fees of $333,000.

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

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the six months ended June 30, 2019, we made quarterly cash distributions to our Limited Partners totaling $786,909, and accrued $505,765 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $505,765 at June 30, 2019. At June 30, 2019, the Partnership declared and accrued a distribution of $5,057, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $25,785 at June 30, 2019.

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

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

On July 19, 2019, the Partnership filed an Amendment to the Certificate of Limited Partnership with regard to the Partnership’s Certificate of Limited Partnership in order to formally amend the name of the Partnership to Arboretum Silverleaf Income Fund, L.P. effective as of July 19, 2019.

On July 8, 2019, the General Partner filed a Certificate of Amendment with regard to the General Partner’s Certificate of Formation in order to formally amend the name of the General Partner to ASIF GP, LLC effective as July 8, 2019.

On July 11, 2019, the lessee of the lease facility for railcar movers voluntarily filed for Chapter 11 bankruptcy protection. The lessee is current with its monthly lease payments to the Partnership.

On August 6, 2019, the Partnership funded a finance lease for $27,351 for water pumps based in North Dakota. The finance lease requires 36 monthly payments of $938. The lease is secured by a first priority lien against the water pumps.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of June 30, 2019, its internal control over financial reporting is effective.

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

Beginning January 1, 2019, we implemented ASU 2016-02 Leases (Topic 842), although the adoption of the new leases standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to leases. As part of the implementation process, we assessed our lease arrangements and evaluated practical expedients and accounting policy elections to meet the reporting requirements of this standard. We also evaluated the changes in controls and processes that were necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’ which permitted us not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. There was no other change in our internal control over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

File No. 333-211626

ASIF GP, LLC (f/k/a SQN AIF V GP, LLC)

General Partner of the Registrant

Date: August 14, 2019

/s/ Michael Miroshnikov
Michael Miroshnikov
President

