Form 10-K
period 2019-12-31
Arboretum Silverleaf Income Fund, L.P.
filed 2020-03-27
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

The number of outstanding units of limited partnership interests of the registrant on March 27, 2020 was 2,532,772.53.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

Annual Report on Form 10-K for Year Ended December 31, 2019

PART I

As used in this Annual Report on Form 10-K, references to “we,” “us,” “our” or similar terms or references to, “the Partnership” refer to Arboretum Silverleaf Income Fund, L.P. and Subsidiary.

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

The General Partner of the Partnership is ASIF GP, LLC (f/k/a SQN AIF V GP, LLC) (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager, Arboretum Investment Advisors, LLC (f/k/a SQN Investment Advisors, LLC) (the “Investment Manager”). On January 7, 2019, the Investment Manager changed its name from SQN Investment Advisors, LLC to Arboretum Investment Advisors, LLC. Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership.

Our income, losses and distributions are allocated 99% to the limited partners (the “Limited Partners”) and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. We expect to conduct our activities for at least six years and divide our life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period began on August 11, 2016, and concluded on March 31, 2019. The Operating Period commenced on October 3, 2016, the date of our initial closing, and will last for four years after that date unless extended at the sole discretion of the General Partner. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which the portfolio will be liquidated in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

American Elm Distribution Partners, LLC (f/k/a SQN Securities, LLC) (“American Elm”), is a Delaware limited liability company, is affiliated with our General Partner. American Elm will act initially as the selling agent for the offering of our units (“Units”). On January 7, 2019, American Elm changed its name from SQN Securities, LLC to American Elm Distribution Partners, LLC. The Units are offered on a “best efforts,” “minimum-maximum” basis. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016, and this offering concluded on March 31, 2019.

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

The life cycle of our fund is divided into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. Our Offering period commenced on August 11, 2016 and concluded on March 31, 2019. We have been approved for sale under Blue Sky regulations in 49 states and the District of Columbia. During the Offering Period the majority of our cash inflows were derived from financing activities and were the direct result of capital contributions from Limited Partners.

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

From August 11, 2016 through December 31, 2019, we admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. We received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units. During the years ended December 31, 2019 and 2018, we paid an underwriting fee to American Elm totaling $118,326 and $157,443, respectively.

A Limited Partner may not redeem its Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

At December 31, 2019, we had total assets of $29,345,026. Of this amount, $23,705,055 was for various investments: (i) 18,764,984 related to investments in finance leases (ii) $1,808,764 related to investments in equipment subject to operating leases and (iii) $3,131,307 related to collateralized loans receivables. We also had other assets of $575,028. For the year ended December 31, 2019, we had net income of $175,174.

At December 31, 2018, we had total assets of $14,696,840. Of this amount, $11,503,951 was for various investments: (i) $8,058,033 related to investments in finance leases (ii) $127,498 related to investments in equipment subject to operating leases and (iii) $3,318,420 related to collateralized loans receivables. For the year ended December 31, 2018, we had a net loss of $139,178.

At December 31, 2019 and 2018, our investment portfolio consisted of the following transactions:

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

Operating Leases

On October 18, 2016, the Partnership funded a lease facility for $318,882 for 16 pizza ovens to five separate lessees. Each lease has a 36 month term with various monthly payments. On November 1, 2019, the lease was amended to extend the monthly payment stream for three additional months, after which the lessee will be required to purchase the equipment for its fair market value. Each lease is secured by ownership of the equipment and by a corporate guarantee of the parent of the lessees.

Furniture and Kitchen Equipment

On October 21, 2016, the Partnership funded a finance lease for $357,020 of an assortment of school furniture and kitchen equipment with a public charter school in New Jersey. The finance lease requires 36 monthly payments of $11,647 with the first and last payments due in advance. The lease is secured by a first priority lien against the equipment. In October 2019 the lease was fully paid off and matured in accordance with the finance lease.

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

Infrastructure Equipment

On December 4, 2017, the Partnership entered into a lease facility for $940,000 of railcar movers with a company based in Missouri. The finance lease requires 60 monthly payments of $16,468 with the first and last payments due in advance, and an additional final payment of $350,709. In July 2019, the company filed for Chapter 11 bankruptcy. The company exited bankruptcy protection in October 2019, affirming the lease without amendment and curing all past due amounts. The lease is secured by a first priority lien against the railcar movers.

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

Medical Equipment

On June 26, 2018, the Partnership entered into a lease facility for $673,706 of electrosurgical fiber, manufacturing, and testing equipment with a company based in Massachusetts. The lease is secured by a first priority lien against the equipment and a corporate guarantee of the parent company of the lessee. On June 26, 2018, the Partnership advanced a total of $455,749 as equipment lease schedule 1 (“Schedule 1”) and schedule 2 (“Schedule 2”) under this lease facility. On August 2, 2018 and September 26, 2018, the Partnership advanced a total of $71,361 and $35,680 as additional funding under equipment lease Schedule 1. On December 31, 2018, the Partnership advanced a total of $110,915 as additional funding under equipment lease Schedule 2. Schedule 1 requires 42 monthly payments of $10,711 with the first and last payment due upon commencement on October 1, 2018. Schedule 2 requires 42 monthly payments of $9,513 with the first and last payment due upon commencement on January 1, 2019.

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

Infrastructure Equipment

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

Operating Leases

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

Medical Equipment

On March 22, 2019, the Partnership entered into a lease facility for $493,906 of medical equipment with a hospital based in Texas. The lease is secured by a first priority lien against the medical equipment. On March 22, 2019, the Partnership advanced a total of $493,906 under this lease facility. The lease schedule requires 36 monthly payments of $16,820 with the first payment due upon commencement, commencing on April 1, 2019, on maturity, the lessee can return the equipment or purchase it at its then fair market value, not to exceed 14.5% of equipment cost.

Infrastructure Equipment

On May 30, 2019, the Partnership entered into a lease facility for $3,600,000 for industrial dryers based in Kentucky. On May 31, 2019, the Partnership advanced $3,600,000 under this lease facility. The finance lease requires 48 monthly payments of $94,802 with the first and last payments due in advance and commences on November 1, 2019. On November 18, 2019, the Partnership issued a Notice of Default letter to the company, and on November 25, 2019, the Partnership issued a Notice of Lease Commencement and Demand Notice for payment from the company. On December 31, 2019, the company paid $75,000 to the Partnership, and entered into a forbearance agreement with the Partnership. In January 2020, a group of three small creditors filed an involuntary bankruptcy petition against the company. As a result, in February 2020, the company filed for Chapter 11 bankruptcy. The lease is secured by a first priority lien against the industrial dryers. The Partnership is in active discussions with prospective purchasers of the industrial dryers. The Partnership has evaluated the value of the collateral and believes that proceeds would be sufficient to cover the outstanding obligations under the lease.

On August 23, 2019, the Partnership entered into and funded a lease facility for $3,000,000 for a welding system based in Louisiana. The finance lease requires 60 monthly payments of $62,900 and a final payment of $300,000 with the first and last payments due in advance and commenced on September 1, 2019. The lease is secured by a first priority lien against the welding system.

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

On September 20, 2019, the Partnership entered into a lease facility for $865,084 for LED lighting based in Texas. On September 26, 2019, the Partnership advanced $865,084 under this lease facility. The finance lease requires 60 monthly payments of $19,472, with the first payment due in advance and commenced on September 25, 2019. The lease is secured by a first priority lien against the LED lighting.

On October 21, 2019, the Partnership entered into a lease facility for $1,137,340 for capital improvements, specifically key structural, mechanical, and electrical related equipment, based in Ohio. On October 22, 2019, the Partnership advanced $1,137,340 under this lease facility. The finance lease requires 48 monthly payments of $29,483. The lease is secured by a first priority lien against the equipment.

Computer Equipment

On November 5, 2019, the Partnership entered into and funded a lease facility for $862,087 for Apple products based in California. The finance lease requires 30 monthly payments of $32,704, with the last three months due in advance. The lease is secured by a first priority lien against the Apple products.

Infrastructure Equipment

On November 26, 2019, the Partnership entered into a lease facility for $1,230,754 for fish processing equipment based in Alaska. On November 26, 2019, the Partnership advanced $1,107,679 under this lease facility. On March 25, 2020, the Partnership advanced the remaining $123,075 under this lease facility. The finance lease requires 55 monthly payments of $29,218 and a final payment of $184,613, with first month due in advance and commences on April 1, 2020. The lease is secured by a first priority lien against the fish processing equipment.

Furniture and Kitchen Equipment

On December 5, 2019, the Partnership entered into a lease facility for $1,144,933 for furniture, fixtures, equipment, and vehicles based in Michigan. On December 6, 2019, the Partnership advanced $1,144,933 under this lease facility. The finance lease requires 3 monthly payments of $16,987 and 39 monthly payments of $35,465, with the last payment due in advance. The lease is secured by a first priority lien against the furniture, fixtures, equipment, and vehicles.

Infrastructure Equipment

On December 27, 2019, the Partnership entered into and funded a lease facility for $1,532,873 for hydraulic press and chiller systems based in Michigan. The finance lease requires 35 monthly payments of $51,692. The lease is secured by a first priority lien against the hydraulic press and chiller systems.

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

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases, and we generate all our revenues in geographic areas in the United States of America. For additional information, refer to Part II. Item 8. Financial Statement and Supplementary Data, Note 13 Geographic Information in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings.

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Units are not publicly traded, and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 27, 2020
General Partner	1
Limited Partners	616

We pay, at the sole discretion of our Investment Manager and contingent upon the availability of funds, quarterly cash distributions to each Limited Partner computed at 1.5% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution. During the year ended December 31, 2019, we made quarterly cash distributions to our Limited Partners totaling approximately $1,804,000, and we accrued $511,318 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $511,318 at December 31, 2019. During the year ended December 31, 2018, we made quarterly cash distributions to our Limited Partners totaling approximately $959,000, and we accrued $370,290 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $370,290 at December 31, 2018. At December 31, 2019 and 2018 we declared and accrued a distribution of $19,430 and $11,481, respectively, for distributions due to our General Partner which resulted in distributions payable to our General Partner of $36,013 and $16,583 at December 31, 2019 and 2018, respectively.

We are required pursuant to Financial Industry Regulatory Authority, Inc. (“FINRA”) Rule 2310(b)(5) to disclose in each annual report distributed to our Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is $9.54 per Unit at December 31, 2019. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this estimated value. There is no significant public trading market for our Units at this time and none is expected to develop. There can be no assurance that Limited Partners could receive $9.54 per Unit if such a market did exist and they sold their Units, or that they will be able to receive such amount for their Units in the future. At December 31, 2019, we were in our Operating Period which we began on October 3, 2016. Our Offering Period began on August 11, 2016 and concluded on March 31, 2019.

Following the completion of our Offering Period, the estimated value of our Units will be based on a valuation performed at least annually. When conducting such valuation, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated per Unit value; provided, however, that the determination of the estimated per Unit value must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. The valuation will be an estimate only, will be subject to various limitations and will be based on a number of assumptions and estimates that may or may not be accurate or complete. If we provide an estimated per Unit value of our Units based on a valuation prior to the conclusion of our offering, our General Partner may determine to modify the offering price to reflect the estimated value per Unit.

The redemption price we offer to repurchase our Units utilizes a different valuation methodology than that which we use to determine the current value of our Units for ERISA and FINRA purposes described above. Therefore, the $9.54 per Unit does not reflect the amount that a Limited Partner should expect to receive under our redemption plan. In addition, there can be no assurance that a Limited Partner will be able to redeem their Units under our redemption plan. A Limited Partner may not redeem their Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by any of our Limited Partners.

Item 6. Selected Financial Data.

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Total revenue	$2,259,881	$1,228,552
Net income (loss)	$175,174	$(139,178)
Net income (loss) allocable to Limited Partners	$173,422	$(137,786)
Weighted average number of limited partnership interests outstanding	1,302,315.04	810,989.49
Net income (loss) per weighted average number of limited partnership interests outstanding	$0.13	$(0.17)
Distributions declared to Limited Partners	$1,945,025	$1,148,084
Distributions per weighted average number of limited partnership interests outstanding	$1.49	$1.42

	December 31, 2019	December 31, 2018
Total assets	$29,345,026	$14,696,840
Partners’ Equity	$18,167,134	$13,850,728

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

We are currently in the Operating Period. The Offering Period concluded on March 31, 2019. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and will last for four years from that date unless extended at the sole discretion of the General Partner. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

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

Current Business Environment and Outlook

In December 2019, a novel strain of coronavirus (also known as COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States and Europe. The outbreak has continued to spread and is currently classified as a pandemic. Efforts to contain the spread of this coronavirus has intensified. To date, COVID-19 has not had a significant impact on our business. Although we currently expect that the disruptive impact of coronavirus on our business will be temporary, this situation continues to evolve and therefore we cannot predict the extent to which the coronavirus will directly or indirectly affect our business and operating results.

We believe that the second half of 2020 will present attractive opportunities for equipment lease and asset finance investments. After adopting a wait-and-see approach to monetary policy in the first half of 2019, the Federal Reserve cut its benchmark policy rate three times in the second half of 2019 in an effort to insulate the U.S. economy from the effects of trade headwinds, industrial sector weakness, and a global economic slowdown. The Fed Chairman said that the Federal Open Market Committee is unlikely to make changes to monetary policy if the economy continues along its current path. However, the Fed Chairman has also indicated an openness to cutting the Fed’s benchmark rate if U.S. economic data worsens. As lending institutions, such as banks, tighten lending standards, the financing provided by us will become more in demand , and our market for potential investments will broaden. A decrease in interest rates will decrease the cost of our leverage, which should increase our gross margins. Our single investor leases and loans should benefit from any tightening of credit markets. As the market settles, we believe there is more opportunity than there has been in years to acquire seasoned portfolios of equipment leases and loans. We also believe that there may be opportunity for consolidation in the next year or two. The fundamentals of our economy continue to be strong. The current events in the worldwide markets and the impact of COVID-19 are impacting the very near term. Business demand for equipment finance is always based on the long-term perspectives of the commercial sectors, and we do not believe that pessimism is the predominant emotion in our customer base. As companies seek to retain and free up liquidity, strong borrowers that could have self-funded equipment in the past are likely to now seek equipment financing. Although the Federal Reserve lowered interest rates, we don’t believe that the decrease will have any impact on the equipment acquisition decisions of small businesses. Overall we think that businesses have a positive outlook for growth in the latter half of 2020 and we anticipate capital asset and equipment acquisition will be an essential part of that growth.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2020 Equipment Leasing and Financing U.S. Economic Outlook” the U.S. economy’s growth in 2020 is poised to experience moderate growth of 1.7% while equipment and software investment should expand by about 1.1%. After robust growth in 2018, equipment and software investment slowed markedly over the course of 2019 and contracted in the third quarter as the effects of unresolved trade tensions and a slowing global economy took hold. The U.S. manufacturing sector continues to face recession-like conditions, which will provide a weak jump-off point for both the U.S. economy and the equipment industry in 2020. However, a strong labor market, the recently passed stimulus measures,and still-confident U.S. consumer base should keep the broader economy above water for the time being, even as investment in several key equipment verticals slows or remains weak. After decelerating over the course of 2019, the U.S. economy appears poised to soften further in 2020. Equipment and software investment is on track to post its weakest year of growth since 2016, weighed down by an annualized contraction in Q3 — the first negative reading in over three years. Several headwinds highlighted in last year’s annual outlook began to stunt growth in the second half of 2019 and are expected to continue dragging on business confidence and investment in early 2020. However we expect more companies to look to finance their capex needs in 2020 as they seek to preserve working capital.

Recent Significant Transactions

Operating Leases

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

Medical Equipment

On March 22, 2019, the Partnership entered into a lease facility for $493,906 of medical equipment with a hospital based in Texas. The lease is secured by a first priority lien against the medical equipment. On March 22, 2019, the Partnership advanced a total of $493,906 under this lease facility. The lease schedule requires 36 monthly payments of $16,820 with the first payment due upon commencement, commencing on April 1, 2019, on maturity, the lessee can return the equipment or purchase it at its then fair market value, not to exceed 14.5% of equipment cost.

Infrastructure Equipment

On May 30, 2019, the Partnership entered into a lease facility for $3,600,000 for industrial dryers based in Kentucky. On May 31, 2019, the Partnership advanced $3,600,000 under this lease facility. The finance lease requires 48 monthly payments of $94,802 with the first and last payments due in advance and commences on November 1, 2019. On November 18, 2019, the Partnership issued a Notice of Default letter to the company, and on November 25, 2019, the Partnership issued a Notice of Lease Commencement and Demand Notice for payment from the company. On December 31, 2019, the company paid $75,000 to the Partnership, and entered into a forbearance agreement with the Partnership. In January 2020, a group of three small creditors filed an involuntary bankruptcy petition against the company. As a result, in February 2020, the company filed for Chapter 11 bankruptcy. The lease is secured by a first priority lien against the industrial dryers. The Partnership is in active discussions with prospective purchasers of the industrial dryers. The Partnership has evaluated the value of the collateral and believes that proceeds would be sufficient to cover the outstanding obligations under the lease.

On August 23, 2019, the Partnership entered into and funded a lease facility for $3,000,000 for a welding system based in Louisiana. The finance lease requires 60 monthly payments of $62,900 and a final payment of $300,000 with the first and last payments due in advance and commenced on September 1, 2019. The lease is secured by a first priority lien against the welding system.

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

On September 20, 2019, the Partnership entered into a lease facility for $865,084 for LED lighting based in Texas. On September 26, 2019, the Partnership advanced $865,084 under this lease facility. The finance lease requires 60 monthly payments of $19,472, with the first payment due in advance and commenced on September 25, 2019. The lease is secured by a first priority lien against the LED lighting.

On October 21, 2019, the Partnership entered into a lease facility for $1,137,340 for capital improvements, specifically key structural, mechanical, and electrical related equipment, based in Ohio. On October 22, 2019, the Partnership advanced $1,137,340 under this lease facility. The finance lease requires 48 monthly payments of $29,483. The lease is secured by a first priority lien against the equipment.

Computer Equipment

On November 5, 2019, the Partnership entered into and funded a lease facility for $862,087 for Apple products based in California. The finance lease requires 30 monthly payments of $32,704, with the last three months due in advance. The lease is secured by a first priority lien against the Apple products.

Infrastructure Equipment

On November 26, 2019, the Partnership entered into a lease facility for $1,230,754 for fish processing equipment based in Alaska. On November 26, 2019, the Partnership advanced $1,107,679 under this lease facility. On March 25, 2020, the Partnership advanced the remaining $123,075 under this lease facility. The finance lease requires 55 monthly payments of $29,218 and a final payment of $184,613, with first month due in advance and commences on April 1, 2020. The lease is secured by a first priority lien against the fish processing equipment.

Furniture and Kitchen Equipment

On December 5, 2019, the Partnership entered into a lease facility for $1,144,933 for furniture, fixtures, equipment, and vehicles based in Michigan. On December 6, 2019, the Partnership advanced $1,144,933 under this lease facility. The finance lease requires 3 monthly payments of $16,987 and 39 monthly payments of $35,465, with the last payment due in advance. The lease is secured by a first priority lien against the furniture, fixtures, equipment, and vehicles.

Infrastructure Equipment

On December 27, 2019, the Partnership entered into and funded a lease facility for $1,532,873 for hydraulic press and chiller systems based in Michigan. The finance lease requires 35 monthly payments of $51,692. The lease is secured by a first priority lien against the hydraulic press and chiller systems.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 was to be effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has approved an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Partnership, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Partnership, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). On November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. Nothing in this staff interpretation 3 should be read to accelerate or delay the effective dates of the standard as modified by the FASB. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership has adopted ASU 2016-02 and has determined there was no significant impact on its consolidated financial statements of initial application.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements.

Business Overview

Our Offering Period commenced on August 11, 2016 and concluded on March 31, 2019. We have been approved for sale under Blue Sky regulations in 49 states and the District of Columbia. During the Offering Period, the majority of our cash inflows were derived from financing activities and were the direct result of capital contributions from Limited Partners.

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

Results of Operations for the Years Ended December 31, 2019 and 2018

We are currently in our Operating Period. The Offering Period was declared effective by the SEC on August 11, 2016, and concluded on March 31, 2019. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and will last for four years from that date unless extended at the sole discretion of the General Partner. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. Through December 31, 2019, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

The Operating Period is defined as the period in which we invest the net proceeds from the Offering Period into business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we anticipate substantial cash outflows from investing activities as we acquire leased and financed equipment. We also expect our operating activities to generate cash inflows during this time as we collect rental payments from the leased and financed assets we acquire.

Our revenue for the years ended December 31, 2019 and 2018 are summarized as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue:
Rental income	$419,024	$109,024
Finance income	1,403,049	862,809
Interest income	437,120	246,192
Other income	688	10,527
Total Revenue	$2,259,881	$1,228,552

For the year ended December 31, 2019, we earned $419,024 in rental income from five operating leases of pizza ovens equipment, and one fabrication equipment operating lease. We received monthly lease payments of approximately $3,931,000 and recognized $1,403,049 in finance income from 22 finance leases during the same period. We also recognized $437,120 in interest income from collateralized loans receivable during the same period. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will steadily grow during 2020.

For the year ended December 31, 2018, we earned $109,024 in rental income from five operating leases of pizza ovens equipment. We received monthly lease payments of approximately $2,188,000 and recognized $862,809 in finance income from 13 finance leases during the same period. We also recognized $246,192 in interest income from collateralized loans receivable during the same period.

Our expenses for the years ended December 31, 2019 and 2018 are summarized as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Expenses:
Management fees — Investment Manager	$750,000	$750,000
Interest Expense	83,245	-
Depreciation	329,146	95,604
Professional fees	669,570	310,377
Administration expense	244,238	199,964
Other expenses	8,508	11,785
Total Expenses	$2,084,707	$1,367,730

For the year ended December 31, 2019, we incurred $2,084,707 in total expenses. We paid $750,000 in management fees to our Investment Manager during the year ended December 31, 2019. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $329,146 in depreciation expense and $244,238 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $83,245 related to our loan payable. Lastly, we incurred $669,570 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Income (Loss)

As a result of the factors discussed above, we reported a net income for the year ended December 31, 2019 of $175,174 as compared to a net loss of $139,178 for the year ended December 31, 2018.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash provided by (used in):
Operating activities	$3,021,495	$1,655,243
Investing activities	$(15,135,857)	$(6,828,672)
Financing activities	$13,986,764	$6,329,633

Sources of Liquidity

We are currently in our Operating Period. The Offering Period is the time frame in which we raise capital contributions from Limited Partners through the sale of our Units. As such, during our Offering Period a substantial portion of our cash inflows were from financing activities. The Operating Period is the time frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a substantial portion of our cash out-flows will be for investing activities. We believe that cash inflows will be sufficient to finance our liquidity requirements for the foreseeable future, including quarterly distributions to our Limited Partners, general and administrative expenses, fees paid to our Investment Manager and new investment opportunities.

Operating Activities

Cash provided by operating activities for the year ended December 31, 2019 was $3,021,495 and was primarily driven by the following factors: net income for the year ended December 31, 2019 of approximately $175,000, receipt of approximately $3,931,000 in minimum rental payments from finance leases acquired during the year, depreciation expense of approximately $329,000 and an increase in deferred revenue of approximately $368,000. Offsetting these fluctuations was finance income of approximately $1,403,000, accrued interest income of approximately $437,000, and an increases in other assets of approximately $575,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

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

Investing Activities

Cash used in investing activities was $15,135,857 for the year ended December 31, 2019, which consisted of approximately $711,000 and $15,346,000 that we paid for the purchase of collateralized loan receivables and finance leases, respectively, offset by approximately $674,000 in cash received from collateralized loan receivables, $146,000 in proceeds from sale of collateralized loans receivable, and $101,000 in proceeds from sale of leased assets.

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

Financing Activities

Cash provided by financing activities for the year ended December 31, 2019 was $13,986,764 and was primarily due to cash received from loan payable of $10,600,000, cash proceeds received of approximately $5,916,000 from the sale of our Units to Limited Partners, and $546,000 in cash paid for organizational and offering costs. Offsetting this increase were payments of approximately $915,000 on the loan payable, $1,804,000 in distributions to limited partners, and $333,000 for underwriting fees.

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

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the year ended December 31, 2019, we made quarterly cash distributions to our Limited Partners totaling approximately $1,804,000, and we accrued $511,318 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $511,318 at December 31, 2019. During the year ended December 31, 2018, we made quarterly cash distributions to our Limited Partners totaling approximately $959,000, and we accrued $370,290 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $370,290 at December 31, 2018. At December 31, 2019 and 2018 we declared and accrued a distribution of $19,430 and $11,481, respectively, for distributions due to our General Partner which resulted in distributions payable to our General Partner of $36,013 and $16,583 at December 31, 2019 and 2018, respectively.

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

On November 26, 2019, the Partnership entered into a lease facility for $1,230,754 for fish processing equipment based in Alaska that commences on February 1, 2020. On November 26, 2019, the Partnership advanced $1,107,679 under this lease facility. The lease is secured by a first priority lien against the fish processing equipment. At December 31, 2019, there was unfunded commitment of $123,075.

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

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

In December 2019, a novel strain of coronavirus (also known as COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States and Europe. The outbreak has continued to spread and is currently classified as a pandemic. Efforts to contain the spread of this coronavirus has intensified. To date, COVID-19 has not had a significant impact on our business. Although we currently expect that the disruptive impact of coronavirus on our business will be temporary, this situation continues to evolve and therefore we cannot predict the extent to which the coronavirus will directly or indirectly affect our business and operating results.

On January 23, 2020, the Partnership entered into a finance lease for $3,720,970 of telecommunication equipment based in Illinois. On January 23, 2020, the Partnership advanced $3,192,259 as equipment lease schedule 1 (“Schedule 1”), and $528,711 as equipment lease schedule 2 (“Schedule 2”) under this finance lease. The Schedule 1 lease requires 42 monthly payments of $93,302, and Schedule 2 lease requires 42 monthly payments of $15,453. The lease is secured by a first priority lien against the telecommunication equipment.

On January 31, 2020, the Partnership funded a finance lease for $470,790 for micro-needling machines based in New York. The finance lease requires 35 monthly payments of $15,336. The lease is secured by a first priority lien against the micro-needling machines.

On February 10, 2020, the Partnership funded a finance lease for $1,535,424 for construction equipment based in Ohio. The finance lease requires 35 monthly payments of $48,110 with a final payment of $298,915. The lease is secured by a first priority lien against the construction equipment.

On February 11, 2020, the Partnership received cash of $125,047 as total payoff, in connection with the operating lease facility entered into on October 18, 2016. The operating lease had a net book value of $47,832 resulting in additional income of $77,215.

On March 3, 2020, the Partnership funded a promissory note for $225,000 for various store front and kitchen equipment to a borrower based in Utah. The note accrues interest at a rate of 16.2% per annum and matures 52 months after date of funding. The borrower will make 3 monthly interest only payments of $3,033, commencing in April 2020, 48 monthly principal and interest payments of $5,733, commencing in July 2020, and a final payment of $45,000 upon maturity in July 2024. The lease is secured by a first priority lien against the various store front and kitchen equipment.

On March 19, 2020, the Partnership funded a finance lease for $2,486,624 for Apple products based in California. The finance lease requires 27 monthly payments of $104,948. The lease is secured by a first priority lien against the Apple products.

On March 25, 2020, the Partnership advanced the remaining $123,075 under a finance lease facility for fish processing equipment.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Arboretum Silverleaf Income Fund, L.P. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arboretum Silverleaf Income Fund, L.P. and Subsidiary (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in partners’ equity, and cash flows for the years ended December 31, 2019 and 2018, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
March 27, 2020

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
Assets

Cash and cash equivalents	$5,064,943	$3,192,541
Investments in finance leases, net	18,764,984	8,058,033
Investments in equipment subject to operating leases, net	1,808,764	127,498
Collateralized loans receivable, including accrued interest of $12,003 and $657	3,131,307	3,318,420
Other assets	575,028	348
Total Assets	$29,345,026	$14,696,840

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$238,932	$125,419
Loan payable (accrued interest of $37,103 and $0)	9,722,177	-
Funding liability for collateralized loans and leases	-	81,872
Distributions payable to Limited Partners	511,318	370,290
Distributions payable to General Partner	36,013	16,583
Security deposit payable	49,391	-
Deferred revenue	620,061	251,948
Total Liabilities	11,177,892	846,112

Partners’ Equity (Deficit):
Limited Partners	18,216,951	13,882,867
General Partner	(49,817)	(32,139)
Total Equity	18,167,134	13,850,728
Total Liabilities and Partners’ Equity	$29,345,026	$14,696,840

The accompanying notes are an integral part of these consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Consolidated Statements of Operations

For the Years Ended December 31, 2019 and 2018

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Revenue
Rental income	$419,024	$109,024
Finance income	1,403,049	862,809
Interest income	437,120	246,192
Other income	688	10,527
Total Revenue	2,259,881	1,228,552

Expenses
Management fees - Investment Manager	750,000	750,000
Interest expense	83,245	-
Depreciation	329,146	95,604
Professional fees	669,570	310,377
Administration expense	244,238	199,964
Other expenses	8,508	11,785
Total Expenses	2,084,707	1,367,730
Net income (loss)	$175,174	$(139,178)

Net income (loss) attributable to the Partnership
Limited Partners	$173,422	$(137,786)
General Partner	1,752	(1,392)
Net income (loss) attributable to the Partnership	$175,174	$(139,178)

Weighted average number of limited partnership interests outstanding	1,302,315.04	810,989.49

Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$0.13	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Partners’ Equity (Deficit)

For the Years Ended December 31, 2019 and 2018

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2018	1,137,300.24	$7,860,982	$(19,266)	$7,880,248

Partners’ capital contributions	798,718.54	7,987,185	-	7,987,185
Offering expenses	-	(137,150)	-	(137,150)
Underwriting fees	-	(556,661)	-	(556,661)
Net loss	-	(139,178)	(1,392)	(137,786)
Distributions to partners	-	(1,159,565)	(11,481)	(1,148,084)
Redemptions to partners	(536.84)	(4,885)	-	(4,885)

Balance, December 31, 2018	1,935,481.94	13,850,728	(32,139)	13,882,867

Partners’ capital contributions	600,190.59	6,001,906	-	6,001,906
Offering expenses	-	545,974	-	545,974
Underwriting fees	-	(418,337)	-	(418,337)
Net income	-	175,174	1,752	173,422
Distributions to partners	-	(1,964,455)	(19,430)	(1,945,025)
Redemptions to partners	(2,900.00)	(23,856)	-	(23,856)

Balance, December 31, 2019	2,532,772.53	$18,167,134	$(49,817)	$18,216,951

The accompanying notes are an integral part of these consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

	For the year ended	For the year ended
	December 31, 2019	December 31, 2018

Cash flows from operating activities:
Net income (loss)	$175,174	$(139,178)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	(1,403,049)	(862,809)
Accrued interest income	(437,343)	(246,133)
Depreciation	329,146	95,604
Change in operating assets and liabilities:
Minimum rents receivable	3,930,849	2,188,320
Accrued interest income	432,190	285,264
Other assets	(574,680)	27,713
Accounts payable and accrued liabilities	113,513	22,261
Accrued interest on loan payable	37,103	-
Security deposit payable	49,391	-
Deferred revenue	368,113	202,329
Funding liability for collateralized loans and leases	1,088	81,872
Net cash provided by operating activities	3,021,495	1,655,243

Cash flows from investing activites:
Purchase of finance leases	(15,346,019)	(7,351,452)
Cash paid for collateralized loans receivable	(711,377)	(8,797,245)
Cash received from collateralized loans receivable	674,342	3,446,855
Proceeds from sale of collateralized loans receivable	146,341	5,873,170
Proceeds from sale of leased assets	100,856	-
Net cash used in investing activities	(15,135,857)	(6,828,672)

Cash flows from financing activities:
Cash received from loan payable	10,600,000	-
Repayments of loan payable	(914,926)	-
Cash received from Limited Partner capital contributions	5,916,286	7,892,150
Cash paid for Limited Partner distributions	(1,803,997)	(958,856)
Cash paid for Limited Partner redemptions	(23,856)	(4,885)
Cash paid for underwriting fees	(332,717)	(461,626)
Cash paid for offering costs	545,974	(137,150)
Net cash provided by financing activities	13,986,764	6,329,633

Net increase in cash and cash equivalents	1,872,402	1,156,204
Cash and cash equivalents, beginning of year	3,192,541	2,036,337
Cash and cash equivalents, end of year	$5,064,943	$3,192,541

Supplemental disclosure of non-cash investing and financing activities:
Units issued as underwriting fee discount	$85,620	$95,035
Distributions payable to General Partner	$19,430	$11,481
Distributions payable to Limited Partners	$511,318	$189,228
Reclassification of investment in finance leases to equipment subject to operating leases	$2,010,412	$-
Funding liability for collateralized loans and leases	$(82,960)	$-

The accompanying notes are an integral part of these consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

1. Organization and Nature of Operations.

Organization — Arboretum Silverleaf Income Fund, L.P. (f/k/a SQN Asset Income Fund V, L.P.) (the “Partnership”) was formed on January 14, 2016, as a Delaware limited partnership. On July 19, 2019, the Partnership changed its name from SQN Asset Income Fund V, L.P. to Arboretum Silverleaf Income Fund, L.P. The Partnership is engaged in a single business segment, the ownership and investment in leased equipment and related financings which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease; and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. The Partnership will terminate no later than December 31, 2040.

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

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly at 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). During the year ended December 31, 2019, we made quarterly cash distributions to our Limited Partners totaling approximately $1,804,000, and we accrued $511,318 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $511,318 at December 31, 2019. During the year ended December 31, 2018, we made quarterly cash distributions to our Limited Partners totaling approximately $959,000, and we accrued $370,290 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $370,290 at December 31, 2018. At December 31, 2019 and 2018 we declared and accrued a distribution of $19,430 and $11,481, respectively, for distributions due to our General Partner which resulted in distributions payable to our General Partner of $36,013 and $16,583 at December 31, 2019 and 2018, respectively.

On September 11, 2018, the Partnership formed a special purpose entity SQN Lifestyle Leasing, LLC (“Lifestyle Leasing”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership. On May 24, 2019, the Partnership terminated Lifestyle Leasing.

From August 11, 2016 through December 31, 2019, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Variable interests are investments or other interests that absorb portions of a variable interest entity’s (“VIE”) expected losses or receive portions of the Partnership’s expected residual returns and are contractual, ownership, or other pecuniary interests in a VIE that change with changes in the fair value of the VIE. An entity is considered to be a VIE if any of the following conditions exist. (1) The total equity investment at risk is insufficient to permit the legal entity to finance its activities without additional subordinated financial support; or (2) As a group, the holders of equity investments at risk lack any of the three characteristics of a controlling financial interest: (a) The direct or indirect ability through voting or similar rights to make decisions that have a significant effect on the success of the legal entity. The equity holders at risk are deemed to lack this characteristic if: i. the voting rights of some investors are not proportional to their obligation to absorb the expected losses of the legal entity or rights to receive expected residual returns; and ii. substantially all of the legal entity’s activities are either involved with or are conducted on behalf of an investor that has disproportionately few voting rights, (b) The obligation to absorb the expected losses of the legal entity or (c) The right to receive the expected residual returns of the legal entity. An entity that is determined to be a VIE is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities that most significantly affect the VIE’s economic performance (“Power”) and the obligation to absorb losses of, or the right to receive benefits from the VIE, that could potentially be significant to the VIE (“Benefits”). The determination of whether a reporting entity is the primary beneficiary involves complex and subjective analyses.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2019 and 2018, an allowance for doubtful lease, notes and loan accounts is not provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

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

The Partnership has adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the consolidated financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2019 and 2018, and does not expect any material adjustments to be made. The tax years 2019, 2018, 2017 and 2016 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 was to be effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has approved an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Partnership, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Partnership, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). On November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. Nothing in this staff interpretation 3 should be read to accelerate or delay the effective dates of the standard as modified by the FASB. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership has adopted ASU 2016-02 and has determined there was no significant impact on its consolidated financial statements of initial application.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements.

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At December 31, 2019, the Partnership has a due from its Investment Manager balance of $544,945, which is included in Other Assets in the consolidated balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at December 31, 2019 and 2018.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the years ended December 31, 2019 and 2018, the Partnership paid $750,000, in management fees to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the years ended December 31, 2019 and 2018, the Partnership paid $238,933 and $151,427, respectively, of structuring fees to the Investment Manager.

On December 15, 2017, the Partnership entered into two assignment and purchase agreements with Arboretum Core Asset Finance Fund, L.P., a Delaware limited partnership, a fund managed by the Investment Manager, to purchase two seasoned and performing promissory notes for total cash of $130,559. The funds from the promissory notes with the borrower were used to acquire point-of-sale systems for multiple restaurants. The two promissory notes will be paid in 13 monthly installments of principal and interest of $7,943 and $2,870, respectively. The notes accrue interest at a rate of 18% per annum and matured on January 1, 2019. The promissory notes are secured by a first priority lien with respect to the equipment. For the years ended December 31, 2019 and 2018, the promissory notes earned interest income of $0 and $9,222, respectively.

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

For the years ended December 31, 2019 and 2018, the Partnership incurred the following transactions with American Elm:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Balance - beginning of year	$—	$—
Underwriting fees earned by American Elm	118,326	157,443
Payments by the Partnership to American Elm	(118,326)	(157, 443)
Balance - end of year	$—	$—

For the years ended December 31, 2019 and 2018, the Partnership incurred the following underwriting fee transactions:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Underwriting discount incurred by the Partnership	$85,620	$95,035
Underwriting fees earned by American Elm	118,326	157,443
Underwriting fees paid to outside brokers	214,391	304,183
Total underwriting fees	$418,337	$556,661

4. Investments in Finance Leases.

At December 31, 2019 and 2018, net investments in finance leases consisted of the following:

	2019	2018
Minimum rents receivable	$23,001,407	$9,240,140
Estimated unguaranteed residual value	146,569	662,066
Unearned income	(4,382,992)	(1,844,173)

	$18,764,984	$8,058,033

5. Investment in Equipment Subject to Operating Leases.

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2019 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Food equipment	$334,826	$284,739	$50,087
Fabrication Equipment	$2,010,412	$251,735	$1,758,677
	$2,345,238	$536,474	$1,808,764

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2018 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Food equipment	$334,826	$207,328	$127,498
	$334,826	$207,328	$127,498

Depreciation expense for the years ended December 31, 2019 and 2018 was $329,146 and $95,604, respectively.

6. Collateralized Loans Receivable.

The future principal maturities of the Partnership’s collateralized loans receivable at December 31, 2019 are as follows:

Years ending December 31,
2020	$1,099,915
2021	2,019,389
2022	—
2023	—
2024	—
Thereafter	—
Total	$3,119,304

7. Loan Payable.

On October 18, 2019, the Partnership entered into a loan and security agreement with a third party lender for a $25,000,000 loan facility (of which $20,000,000 is a Term Loan and $5,000,000 is a Revolving Loan) with a maturity date of October 18, 2022. During the year ended December 31, 2019, the Partnership borrowed a total of $10,600,000 under the Term and Revolver Loans. Interest on the drawn funds shall accrue at a rate of 3 month LIBOR Rate plus 5.6% per annum (7.5% as of December 31, 2019). During the year ended December 31, 2019, the Partnership repaid total principal of $914,926.

The future maturities of the Partnership’s loan payable at December 31, 2019 are as follows:

Years ending December 31,
2020	$—
2021	—
2022	9,722,177
2023	—
2024	—
Thereafter	—
Total	$9,722,177

8. Fair Value of Financial Instruments.

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Collateralized loans receivable	$3,131,307	$3,131,307	$3,318,420	$3,318,420

Liabilities:
Loan payable	$9,722,177	$9,722,177	$—	$—

9. Income Tax Reconciliation (unaudited).

As of December 31, 2019 and 2018, total Partners’ Equity included in the consolidated financial statements was $18,167,134 and $13,850,728, respectively. As of December 31, 2019 and 2018, total Partners’ Equity for federal income tax purposes was $20,661,855 and $16,322,877. The primary differences are organizational and offering expenses and distribution expenses, which are a reduction in Limited Partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes and differences in depreciation and amortization for financial reporting purposes and federal income tax purposes.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of December 31, 2019, there were no expected liabilities to be incurred under the BBA.

The following table reconciles the net income (loss) for financial statement reporting purposes to the net income for federal income tax purposes for the years ended December 31, 2019 and 2018:

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
Net income (loss) per consolidated financial statements	$175,174	$(139,178)
Depreciation and amortization	(79,739)	57,432
Advanced rental payments	(218,714)	202,330
Penalties	—	517
Loan origination fees	406,932	—
Amortization of loan origination fees	(22,607)	—
Tax lease adjustments	89,138	—
Loan non-accruals	(24,804)	24,804
Net income for federal income tax purposes	$325,380	$145,905

10. Indemnifications.

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

11. Selected Quarterly Financial Data.

The following table is a summary of selected financial data, by quarter:

	Quarterly Information (unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2019
Total revenue	$433,986	$468,274	$688,197	$669,424	$2,259,881

Net income (loss) allocable to Limited Partners	$107,350	$(19,868)	$312,797	$(226,857)	$173,422
Weighted average number of limited partnership interests outstanding	3,447,824.20	2,535,672.53	2,535,672.53	2,535,546.44	1,302,315.04
Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$0.03	$(0.01)	$0.12	$(0.09)	$0.13

	Quarterly Information (unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2018
Total revenue	$223,481	$259,760	$410,862	$334,449	$1,228,552

Net (loss) income allocable to Limited Partners	$(115,152)	$(54,593)	$14,522	$17,436	$(137,786)
Weighted average number of limited partnership interests outstanding	1,894,079.57	1,351,321.50	1,593,859.92	1,833,654.34	810,989.49
Net (loss) income attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$(0.06)	$(0.04)	$0.01	$0.01	$(0.17)

12. Business Concentrations.

For the year ended December 31, 2019, the Partnership had two lessees which accounted for approximately 74% and 26% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2018, the Partnership had one lessee which accounted for 100% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2019, the Partnership had two leases which accounted for approximately 24% and 20% of the Partnership’s income derived from finance leases. For the year ended December 31, 2018, the Partnership had three leases which accounted for approximately 38%, 12%, and 11% of the Partnership’s income derived from finance leases. For the year ended December 31, 2019, the Partnership had two promissory notes which accounted for approximately 56% and 38% of the Partnership’s interest income derived from collateralized loans receivable. For the year ended December 31, 2018, the Partnership had three promissory notes which accounted for approximately 55%, 17% and 14% of the Partnership’s interest income derived from collateralized loans receivable.

At December 31, 2019, the Partnership had three lessees which accounted for approximately 19%, 16%, and 14%, of the Partnership’s investment in finance leases. At December 31, 2018, the Partnership had four lessees which accounted for approximately 25%, 20%, 11%, and 11%, of the Partnership’s investment in finance leases. At December 31, 2019, the Partnership had one lessee which accounted for approximately 97% of the Partnership’s investment in operating leases. At December 31, 2018, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in operating leases. For the year ended December 31, 2019, the Partnership had two promissory notes which accounted for approximately 64% and 34% of the Partnership’s investment in collateralized loans receivable. For the year ended December 31, 2018, the Partnership had three promissory notes which accounted for approximately 46%, 40% and 10% of the Partnership’s investment in collateralized loans receivable.

13. Geographic Information.

Geographic information for revenue for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
	United States	Total
Revenue:
Rental income	$419,024	$419,024
Finance income	$1,403,049	$1,403,049
Interest income	$437,120	$437,120

	Year Ended December 31, 2018
	United States	Total
Revenue:
Rental income	$109,024	$109,024
Finance income	$862,809	$862,809
Interest income	$246,192	$246,192

Geographic information for long-lived assets at December 31, 2019 and 2018 was as follows:

	December 31, 2019
	United States	Total
Long-lived assets:
Investment in finance leases, net	$18,764,984	$18,764,984
Investments in equipment subject to operating leases, net	$1,808,764	$1,808,764
Collateralized loan receivable, including accrued interest	$3,131,307	$3,131,307

	December 31, 2018
	United States	Total
Long-lived assets:
Investment in finance leases, net	$8,058,033	$8,058,033
Investments in equipment subject to operating leases, net	$127,498	$127,498
Collateralized loan receivable, including accrued interest	$3,318,420	$3,318,420

14. Commitments and Contingencies.

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

On November 26, 2019, the Partnership entered into a lease facility for $1,230,754 for fish processing equipment based in Alaska that commences on February 1, 2020. On November 26, 2019, the Partnership advanced $1,107,679 under this lease facility. The lease is secured by a first priority lien against the fish processing equipment. At December 31, 2019, there was unfunded commitment of $123,075.

15. Subsequent Events.

In December 2019, a novel strain of coronavirus (also known as COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States and Europe. The outbreak has continued to spread and is currently classified as a pandemic. Efforts to contain the spread of this coronavirus has intensified. To date, COVID-19 has not had a significant impact on our business. Although the Partnership currently expects that the disruptive impact of coronavirus on its business will be temporary, this situation continues to evolve and therefore the Partnership cannot predict the extent to which the coronavirus will directly or indirectly affect its business and operating results.

On January 23, 2020, the Partnership entered into a finance lease for $3,720,970 of telecommunication equipment based in Illinois. On January 23, 2020, the Partnership advanced $3,192,259 as equipment lease schedule 1 (“Schedule 1”), and $528,711 as equipment lease schedule 2 (“Schedule 2”) under this finance lease. The Schedule 1 lease requires 42 monthly payments of $93,302, and Schedule 2 lease requires 42 monthly payments of $15,453. The lease is secured by a first priority lien against the telecommunication equipment.

On January 31, 2020, the Partnership funded a finance lease for $470,790 for micro-needling machines based in New York. The finance lease requires 35 monthly payments of $15,336. The lease is secured by a first priority lien against the micro-needling machines.

On February 10, 2020, the Partnership funded a finance lease for $1,535,424 for construction equipment based in Ohio. The finance lease requires 35 monthly payments of $48,110 with a final payment of $298,915. The lease is secured by a first priority lien against the construction equipment.

On February 11, 2020, the Partnership received cash of $125,047 as total payoff, in connection with the operating lease facility entered into on October 18, 2016. The operating lease had a net book value of $47,832 resulting in additional income of $77,215.

On March 3, 2020, the Partnership funded a promissory note for $225,000 for various store front and kitchen equipment to a borrower based in Utah. The note accrues interest at a rate of 16.2% per annum and matures 52 months after date of funding. The borrower will make 3 monthly interest only payments of $3,033, commencing in April 2020, 48 monthly principal and interest payments of $5,733, commencing in July 2020, and a final payment of $45,000 upon maturity in July 2024. The lease is secured by a first priority lien against the various store front and kitchen equipment.

On March 19, 2020, the Partnership funded a finance lease for $2,486,624 for Apple products based in California. The finance lease requires 27 monthly payments of $104,948. The lease is secured by a first priority lien against the Apple products.

On March 25, 2020, the Partnership advanced the remaining $123,075 under a finance lease facility for fish processing equipment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2019, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of December 31, 2019. Based on the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our General Partner’s disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

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

Evaluation of internal control over financial reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our General Partner’s internal controls system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, conducted an evaluation of the effectiveness of our General Partner’s internal control over financial reporting as of December 31, 2019 based on the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, our General Partner’s management concluded that, as of December 31, 2019, its internal control over financial reporting was effective at the reasonable assurance level.

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

Beginning January 1, 2019, we implemented ASU 2016-02 Leases (Topic 842), although the adoption of the new leases standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to leases. As part of the implementation process, we assessed our lease arrangements and evaluated practical expedients and accounting policy elections to meet the reporting requirements of this standard. We also evaluated the changes in controls and processes that were necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’ which permitted us not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. There were no other change in our internal control over financial reporting during the year ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our General Partner

Our General Partner is ASIF GP, LLC (f/k/a SQN AIF V GP, LLC), a Delaware limited liability company with offices at 100 Arboretum Drive, Suite 105, Portsmouth, New Hampshire 03801. Our General Partner was formed in January 2016. The sole member of our General Partner is Arboretum Investment Advisors, LLC (f/k/a SQN Investment Advisors, LLC), our Investment Manager. The executive officers of our General Partner are as follows:

Name	Age	Position
Claudine Aquillon	55	Chief Executive Officer and Chief Operating Officer
Michael Miroshnikov	37	President
Joshua Yifat	47	Chief Financial Officer
Michael C. Ponticello	41	Executive Vice President
Carmine Cozelino	43	Senior Vice President

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

Name	Age	Position
Claudine Aquillon	55	Chief Executive Officer and Chief Operating Officer
Michael Miroshnikov	37	President
Joshua Yifat	47	Chief Financial Officer
Michael C. Ponticello	41	Executive Vice President
Carmine Cozelino	43	Senior Vice President

Claudine Aquillon has served as Chief Executive Officer and Chief Operating Officer of our General Partner and our Investment Manager since inception. Ms. Aquillon brings over 25 years of operations experience, in both the public and private sectors, to our Investment Manager. During her career in the financial services industry, Ms. Aquillon has served in multiple senior management and director positions at independent leasing companies, international banks, and financial consulting and due diligence firms where her primary responsibility was to oversee and manage the administrative, financial, legal, operational and risk functions. From September 2014 through June 2016, Ms. Aquillon served as the Chief Operating Officer of SQN Capital Management, LLC. Prior to that, Ms. Aquillon was the Operations Officer for JMAC Partners, LLC from February 2014 to September 2014; prior to that time she was the Vice President – Risk for Morgan Stanley from June 2011 to February 2014. Ms. Aquillon also brings mergers & acquisition experience, having been part of a team that structured multiple successful acquisitions in the banking and financial services industry. Ms. Aquillon received her B.A. in Business Administration & Finance from Bradford College and has a Master Black Belt in Six Sigma.

Michael Miroshnikov has served as President of our General Partner and our Investment Manager since inception. Mr. Miroshnikov has spearheaded the growth and development of our Investment Manager’s acquisition and origination division. Mr. Miroshnikov is also Managing Director of SQN Venture Partners, a manager of a venture debt fund. Mr. Miroshnikov began his career in the equipment leasing and finance industry in 2002. From 2007 through June 2016, Mr. Miroshnikov played an integral role at SQN Capital Management, LLC in a variety of capacities including operations, compliance, acquisitions and executive management. Mr. Miroshnikov possesses a specific expertise in technology, manufacturing, medical, marine, energy and aviation assets and the respective industries. In 2005, he graduated Cum Laude with a B.A. in Investment Finance from the Zicklin School of Business at Baruch College and in 2009 received a Juris Doctorate degree from Brooklyn Law School. He also holds Series 7, 24, and 63 licenses.

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

Michael C. Ponticello has served as Executive Vice President of our General Partner and our Investment Manager since inception. Mr. Ponticello has over 17 years’ experience in the asset finance and equipment fund management business specializing in collateralized, non-correlated, income-producing investments. Mr. Ponticello has been involved in the launch of nine alternative investment funds catering to a broad array of investors including institutions, funds of funds, wealth managers, and retail investors in the United States. Mr. Ponticello is also responsible for the establishment and development of American Elm Distribution Partners, LLC, an Independent Broker-Dealer, and serves as its CEO and President. Mr. Ponticello is also Managing Director of SQN Venture Partners, a manager of a venture debt fund. From 2007 through June 2016, Mr. Ponticello played an integral role at SQN Capital Management, LLC, including serving as its Executive Vice President and National Sales Manager. Mr. Ponticello served as a Board member and Director of The Alternative & Direct Investment Securities Association (ADISA), a national trade association of decision makers who influence over 30,000 professionals involved in alternative investments, primarily non-traded alternatives. Mr. Ponticello received his B.A. from the Zicklin School of Business at Baruch College. He also holds Series 7, 24, and 63 licenses.

Carmine Cozelino has served as Senior Vice President of our General Partner and our Investment Manager since inception. Mr. Cozelino joined American Elm Distribution Partners, LLC (f/k/a SQN Securities, LLC) in 2014 and serves as Senior Vice President of that entity as well. Mr. Cozelino brings a diverse professional background to our Investment Manager. His key attribute is an in-depth knowledge of sales and marketing with a focus on product structuring, working with non-traded investments including asset backed financing, specializing in equipment finance and real estate. Prior to joining American Elm Distribution Partners, LLC (f/k/a SQN Securities, LLC), Mr. Cozelino most recently served as Vice President Product Specialist with ICON Investments focusing on non-traded equipment funds. He also served as Vice President and National Sales Desk Manager with ICON Investments where he held multiple sales leadership roles since 2008. Prior to that time, Mr. Cozelino was a Senior Regional Consultant with Alliance Bernstein charged with mutual fund and separately managed account distribution across the Midwest, working with Registered Investment Advisors, wire houses, and independent Broker-Dealer representatives. Mr. Cozelino received his B.A. in Political Science and International Affairs from Hofstra University and holds Series 7, 39 and 63 Licenses.

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by our General Partner that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may request a copy of this code of ethics by mailing or request to our General Partner at ASIF GP, LLC, 100 Arboretum Drive, Suite 105, Portsmouth, New Hampshire 03801.

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2019	Year Ended December 31, 2018
Arboretum Investment Advisors, LLC	Investment Manager	Management fees (1)	$750,000	$750,000
American Elm Distribution Partners, LLC	Dealer—Manager	Underwriting expense (2)	118,326	157,443
			$868,326	$907,443

(1)	Amount charged directly to operations.

(2)	Amount charged directly to partners’ equity.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partner’s capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partner’s capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not make a cash distribution to our General Partner during the year ended December 31, 2019 or 2018. As of December 31, 2019 and 2018, we accrued $19,430 and $11,481 for distributions payable to our General Partner. For the years ended December 31, 2019 and 2018, the General Partner’s 1% interest in our net income was $1,752 and net loss was $1,392, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters.

a.	We do not have any securities authorized for issuance under any equity compensation plan.
b.	We do not have any Limited Partners who own over 5% of our Units at December 31, 2019.
c.	As of March 27, 2020, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.
d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services.

During the year ended December 31, 2019 and 2018 our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non—audit services rendered by Baker Tilly Virchow Krause LLP, for the years ended December 31, 2019 and 2018:

	For the Year ended	For the Year ended
Description of fees	December 31, 2019	December 31, 2018
Audit fees (1)	94,000	92,500
Tax compliance fees	35,000	30,000

	$129,000	$122,500

(1)	Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1)	Documents filed as part of this Report.

a)	The following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

i)	Report of Independent Registered Public Accounting Firm
ii)	Consolidated Balance Sheets at December 31, 2019 and 2018
iii)	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
iv)	Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2019 and 2018
v)	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
vi)	Notes to Consolidated Financial Statements for the years ended December 31, 2019 and 2018

b)	Listing of Exhibits:

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

101 The following consolidated financial statements from Arboretum Silverleaf Income Fund, L.P.’s annual report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Partners’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-211626

ASIF GP, LLC

General Partner of the Registrant

March 27, 2020

/s/ Michael Miroshnikov
Michael Miroshnikov
President
(Principal Executive Officer)

