Form 10-Q
period 2020-03-31
Arboretum Silverleaf Income Fund, L.P.
filed 2020-05-14
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

At May 14, 2020 there were 2,532,772.53 units of the Registrant’s limited partnership interests issued and outstanding.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	March 31 2020	December 31 2019
	(unaudited)
Assets

Cash and cash equivalents	$845,670	$5,064,943
Investments in finance leases, net	24,688,306	18,764,984
Investments in equipment subject to operating leases, net	1,683,193	1,808,764
Collateralized loans receivable, including accrued interest of $11,913 and $12,003	3,443,573	3,131,307
Other assets	598,802	575,028
Total Assets	$31,259,544	$29,345,026

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$258,738	$238,932
Loan payable (accrued interest of $62,853 and $37,103)	11,953,601	9,722,177
Distributions payable to Limited Partners	505,152	511,318
Distributions payable to General Partner	41,065	36,013
Security deposit payable	49,391	49,391
Deferred revenue	571,881	620,061
Total Liabilities	13,379,828	11,177,892

Partners’ Equity (Deficit):
Limited Partners	17,932,315	18,216,951
General Partner	(52,599)	(49,817)
Total Equity	17,879,716	18,167,134
Total Liabilities and Partners’ Equity	$31,259,544	$29,345,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue
Rental income	$108,818	$58,256
Finance income	604,303	255,936
Interest income	107,483	119,347
Gain on sale of asset	70,483	-
Other income	-	447
Total Revenue	891,087	433,986

Expenses
Management fees - Investment Manager	187,500	187,500
Interest expense	179,501	-
Depreciation	77,738	49,061
Professional fees	137,516	49,550
Administration expense	78,865	35,141
Other expenses	3,016	4,300
Total Expenses	664,136	325,552
Net income	$226,951	$108,434

Net income attributable to the Partnership
Limited Partners	$224,681	$107,350
General Partner	2,270	1,084
Net income attributable to the Partnership	$226,951	$108,434

Weighted average number of limited partnership interests outstanding	2,532,772.53	3,447,824.20

Net income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$0.09	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity (Deficit)

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2020	2,532,772.53	$18,167,134	$(49,817)	$18,216,951
Net income	-	226,951	2,270	224,681
Distributions to partners	-	(514,369)	(5,052)	(509,317)

Balance, March 31, 2020	2,532,772.53	$17,879,716	$(52,599)	$17,932,315

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2019	1,935,481.94	$13,850,728	$(32,139)	$13,882,867

Partners’ capital contributions	600,190.59	6,001,906	-	6,001,906
Offering expenses	-	(9,630)	-	(9,630)
Underwriting fees	-	(418,337)	-	(418,337)
Net income	-	108,434	1,084	107,350
Distributions to partners	-	(419,473)	(4,145)	(415,328)

Balance, March 31, 2019	2,535,672.53	$19,113,628	$(35,200)	$19,148,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months	For the three months
	ended March 31, 2020	ended March 31, 2019

Cash flows from operating activities:
Net income	$226,951	$108,434

Adjustments to reconcile net income to net cash
provided by operating activities:
Finance income	(604,303)	(255,936)
Accrued interest income	(107,483)	(119,332)
Depreciation	77,738	49,061
Gain on sale of assets	(70,483)	-
Change in operating assets and liabilities:
Minimum rents receivable	2,675,296	1,315,202
Accrued interest income	112,377	99,349
Other assets	(23,774)	(831)
Accounts payable and accrued liabilities	19,806	8,720
Accrued interest on loan payable	25,749	-
Security deposit payable	-	49,391
Deferred revenue	(48,180)	(52,033)
Funding liability for collateralized loans and leases	-	6,339
Net cash provided by operating activities	2,283,694	1,208,364

Cash flows from investing activities:
Purchase of finance leases	(7,994,315)	(570,763)
Cash paid for collateralized loans receivable	(710,726)	(270,562)
Cash received from collateralized loans receivable	393,566	126,321
Proceeds from sale of collateralized loans receivable	-	146,341
Proceeds from sale of leased assets	118,316	-
Net cash used in investing activities	(8,193,159)	(568,663)

Cash flows from financing activities:
Cash received from loan payable	5,300,000	-
Repayments of loan payable	(3,094,325)	-
Cash received from Limited Partner capital contributions	-	4,277,827
Cash paid for Limited Partner distributions	(515,483)	(371,163)
Cash paid for underwriting fees	-	(332,717)
Cash paid for offering costs	-	(9,630)
Net cash provided by financing activities	1,690,192	3,564,317

Net (decrease) increase in cash and cash equivalents	(4,219,273)	4,204,018
Cash and cash equivalents, beginning of period	5,064,943	3,192,541
Cash and cash equivalents, end of period	$845,670	$7,396,559

Supplemental disclosure of non-cash investing and financing activities:
Units issued as underwriting fee discount	$-	$85,620
Distributions payable to General Partner	$5,052	$4,145
Distributions payable to Limited Partners	$505,152	$44,165
Reclassification of investment in finance leases to equipment subject to operating leases	$-	$2,010,412
Other assets- equity receivable	$-	$1,638,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2020 and 2019

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

The General Partner of the Partnership is ASIF GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager. On July 8, 2019, the General Partner changed its name from SQN AIF V GP, LLC to ASIF GP, LLC. Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Limited Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership expects to conduct its activities for at least six years and divide the Partnership’s life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period began on August 11, 2016 and concluded on March 31, 2019. The Operating Period commenced on October 3, 2016, the date of the Partnership’s initial closing, and will last for four years unless extended at the sole discretion of the General Partner. During the Operating Period, the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

American Elm Distribution Partners, LLC (“American Elm”), a Delaware limited liability company, is affiliated with the General Partner. American Elm acted as the initial selling agent for the offering of the units (“Units”). The Units are offered on a “best efforts,” “minimum-maximum” basis.

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the three months ended March 31, 2020, we made quarterly cash distributions to our Limited Partners totaling $515,483, and accrued $505,152 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $505,152 at March 31, 2020. At March 31, 2020, the Partnership declared and accrued a distribution of $5,052, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $41,065 at March 31, 2020.

On September 11, 2018, the Partnership formed a special purpose entity SQN Lifestyle Leasing, LLC (“Lifestyle Leasing”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership. On May 24, 2019, the Partnership terminated Lifestyle Leasing.

From August 11, 2016 through March 31, 2020, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

2. Summary of Significant Accounting Policies.

Basis of Presentation — The interim condensed consolidated balance sheets, statements of operations, statement of changes in partners’ equity and statements of cash flows of the Partnership at March 31, 2020 and 2019 and for the three months ended March 31, 2020 and 2019 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these interim condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Partnership’s annual report on Form 10-K, as filed with the SEC on March 27, 2020.

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

Use of Estimates — The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the interim financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful lease, notes and loan accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At March 31, 2020 and 2019, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

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

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of March 31, 2020, there were no expected liabilities to be incurred under the BBA.

The Partnership has adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the interim financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2019 and 2018, and does not expect any material adjustments to be made. The tax years 2019, 2018 and 2017 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption was permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership has adopted ASU 2016-02 and has determined there was no significant impact on its interim condensed consolidated financial statements of initial application.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the interim condensed consolidated financial statements.

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At March 30, 2020, the Partnership has a due from its Investment Manager balance of $521,716, which is included in Other Assets in the condensed consolidated balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at March 31, 2020 and 2019.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the three months ended March 31, 2020 and 2019, the Partnership paid $187,500 in management fee expense to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the three months ended March 31, 2020 and 2019, the Partnership accrued $129,397 and $9,470, respectively, of structuring fees to the Investment Manager.

American Elm is a Delaware limited liability company and is a subsidiary of an affiliate of the Partnership’s Investment Manager. American Elm in its capacity as the Partnership’s selling agent received an underwriting fee of 2% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, the Partnership received from the sale of the Partnership’s Units to the General Partner or its affiliates). While American Elm is initially acting as the Partnership’s exclusive selling agent, the Partnership may engage additional selling agents in the future.

For the three months ended March 31, 2020 and the year ended December 31, 2019, the Partnership incurred the following transactions with American Elm:

	March 31, 2020	December 31, 2019
	(unaudited)
Balance - beginning of period	$—	$—
Underwriting fees earned by American Elm	—	118,326
Payments by the Partnership to American Elm	—	(118,326)

Balance - end of period	$—	$—

For the three months ended March 31, 2020 and 2019, the Partnership incurred the following underwriting fee transactions:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(unaudited)	(unaudited)
Underwriting discount incurred by the Partnership	$—	$85,620
Underwriting fees earned by American Elm	—	118,326
Fees paid to outside brokers	—	214,391
Total underwriting fees	$—	$418,337

4. Investments in Finance Leases.

At March 31, 2020 and December 31, 2019, net investments in finance leases consisted of the following:

	March 31, 2020	December 31, 2019
	(unaudited)
Minimum rents receivable	$29,708,766	$23,001,407
Estimated unguaranteed residual value	146,569	146,569
Unearned income	(5,167,029)	(4,382,992)
Total	$24,688,306	$18,764,984

5. Investment in Equipment Subject to Operating Leases.

The composition of the equipment subject to operating leases of the Partnership as of March 31, 2020 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
	(unaudited)	(unaudited)	(unaudited)
Fabrication Equipment	$2,010,412	$327,219	$1,683,193
Total	$2,010,412	$327,219	$1,683,193

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2019 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Food equipment	$334,826	$284,739	$50,087
Fabrication Equipment	2,010,412	251,735	1,758,677
Total	$2,345,238	$536,474	$1,808,764

Depreciation expense for the three months ended March 31, 2020 and 2019 was $77,738 and $49,061, respectively.

6. Collateralized Loans Receivable.

The future principal maturities of the Partnership’s collateralized loans receivable at March 31, 2020 are as follows:

Years ending March 31, (unaudited)
2021	$1,258,373
2022	1,882,305
2023	181,018
2024	55,878
2025	54,086
Thereafter	—
Total	$3,431,660

7. Loan Payable.

On October 18, 2019, the Partnership entered into a loan and security agreement with a third party lender for a $25,000,000 loan facility (of which $20,000,000 is a Term Loan and $5,000,000 is a Revolving Loan) with a maturity date of October 18, 2022. During the three months ended March 31, 2020 and the year ended December 31, 2019, the Partnership borrowed a total of $5,300,000 and $10,600,000, respectively under the Term and Revolver Loans. Interest on the drawn funds shall accrue at a rate of 3 month LIBOR Rate plus 5.6% per annum (7.2% as of March 31, 2020). During the three months ended March 31, 2020 and the year ended December 31, 2019, the Partnership repaid total principal of $3,094,325 and $914,926, respectively.

The future maturities of the Partnership’s loan payable at March 31, 2020 are as follows:

Years ending March 31,
2021	$—
2022	11,953,601
2023	—
2024	—
2025	—
Thereafter	—
Total	$11,953,601

8. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Collateralized loans receivable	$3,443,573	$3,443,573	$3,131,307	$3,131,307

Liabilities:
Loan payable	$11,953,601	$11,953,601	$9,722,177	$9,722,177

As of March 31, 2020, the Partnership evaluated the carrying values of its financial instruments and they approximate fair value.

9. Indemnifications

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

10. Business Concentrations

For the three months ended March 31, 2020, the Partnership had two lessees which accounted for approximately 86% and 14% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2019, the Partnership had two lessees which accounted for approximately 53% and 47% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2020, the Partnership had three lessees which accounted for approximately 22%, 13% and 13% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2019, the Partnership had three lessees which accounted for approximately 23%, 19% and 12% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2020, the Partnership had two promissory notes which accounted for approximately 65% and 26% of the Partnership’s interest income derived from collateralized loans receivable. For the three months ended March 31, 2019, the Partnership had two promissory notes which accounted for approximately 50% and 44% of the Partnership’s interest income derived from collateralized loans receivable.

At March 31, 2020, the Partnership had four lessees which accounted for approximately 15%, 14%, 14% and 11% of the Partnership’s investment in finance leases. At March 31, 2019, the Partnership had five lessees which accounted for approximately 28%, 15%, 15%, 11% and 10% of the Partnership’s investment in finance leases. At March 31, 2020, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At March 31, 2019, the Partnership had one lessee which accounted for approximately 95% of the Partnership’s investment in operating leases. At March 31, 2020, the Partnership had three promissory notes which accounted for approximately 53%, 25% and 13% of the Partnership’s investment in collateralized loans receivable. At March 31, 2019, the Partnership had two promissory notes which accounted for approximately 46% and 43% of the Partnership’s investment in collateralized loans receivable.

11. Geographic Information

Geographic information for revenue for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31, 2020
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$108,818	$108,818
Finance income	$604,303	$604,303
Interest income	$107,483	$107,483
Gain on sale of assets	$70,483	$70,483

	Three Months Ended March 31, 2019
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$58,256	$58,256
Finance income	$255,936	$255,936
Interest income	$119,347	$119,347

Geographic information for long-lived assets at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020
	United States	Total
	(unaudited)	(unaudited)
Long-lived assets:
Investment in finance leases, net	$24,688,306	$24,688,306
Investments in equipment subject to operating leases, net	$1,683,193	$1,683,193
Collateralized loan receivable, including accrued interest	$3,443,573	$3,443,573

	December 31, 2019
	United States	Total
Long-lived assets:
Investment in finance leases, net	$18,764,984	$18,764,984
Investments in equipment subject to operating leases, net	$1,808,764	$1,808,764
Collateralized loan receivable, including accrued interest	$3,131,307	$3,131,307

12. Commitments and Contingencies

As of March 31, 2020, the Partnership does not have any unfunded commitments for any investments.

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

In April 2020, the Partnership funded an aggregate total of $254,830 for infrastructure equipment based in Pennsylvania. The finance lease requires 60 monthly payments of $5,672 and is expected to commence on June 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

On April 13, 2020, the Partnership funded $151,500 for infrastructure equipment based in Pennsylvania. The finance lease requires 48 monthly payments of $4,054 and is expected to commence on May 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

On May 7, 2020, the Partnership funded a promissory note for $160,156 for shot peening machines to a borrower based in New York. The note accrues interest at a rate of 14% per annum and matures 58 months after date of funding. The borrower will make 58 monthly payments of $3,808, commencing in June 2020. The note is secured by a first priority lien against the shot peening machines.

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

Telecommunication Equipment

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

Collateralized Loans Receivable

On January 31, 2020, the Partnership funded a promissory note for $470,790 for micro-needling machines to a borrower based in New York. The note accrues interest at a rate of 9.5% per annum and matures 35 months after date of funding. The borrower will make 35 monthly payments of $15,336, commencing in February 2020. The note is secured by a first priority lien against the micro-needling machines.

Construction Equipment

On February 10, 2020, the Partnership funded a finance lease for $1,535,424 for construction equipment based in Ohio. The finance lease requires 35 monthly payments of $48,110 with a final payment of $298,915. The lease is secured by a first priority lien against the construction equipment.

Operating Lease

On February 11, 2020, the Partnership received cash of $125,047 as total payoff, in connection with the operating lease facility entered into on October 18, 2016. The operating lease had a net book value of $47,832 resulting in additional income of $77,215.

Infrastructure Equipment

On February 27, 2020, the Partnership received cash of $858,696 as total payoff of two lease schedules of a finance lease for water pumps. The two finance lease schedules had a net book value of $800,189 resulting in an increase in finance income of $58,507.

Collateralized Loans Receivable

On March 3, 2020, the Partnership funded a promissory note for $225,000 for various store front and kitchen equipment to a borrower based in Utah. The note accrues interest at a rate of 16.2% per annum and matures 52 months after date of funding. The borrower will make 3 monthly interest only payments of $3,033, commencing in April 2020, 48 monthly principal and interest payments of $5,733, commencing in July 2020, and a final payment of $45,000 upon maturity in July 2024. The note is secured by a first priority lien against the various store front and kitchen equipment.

Computer Equipment

On March 19, 2020, the Partnership funded a finance lease for $2,486,624 for Apple products to a lessee based in California. The finance lease requires 27 monthly payments of $104,948. The lease is secured by a first priority lien against the Apple products.

Fish Processing Equipment

On March 25, 2020, the Partnership advanced the remaining $123,075 under a finance lease facility for fish processing equipment.

Infrastructure Equipment

On March 26, 2020, the Partnership funded $64,583 for infrastructure equipment based in Pennsylvania. The finance lease requires 60 monthly payments of $1,438 and is expected to commence on June 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

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

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption was permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership has adopted ASU 2016-02 and has determined there was no significant impact on its interim condensed consolidated financial statements of initial application.

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

We are currently in our Operating Period. The Offering Period was designated as the period in which we raised capital from investors. During this period, we generated the majority of our cash inflow from financing activities though the sale of our Units to investors. Through March 31, 2020, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Results of Operations for the Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

Our revenue for the three months ended March 31, 2020 and 2019 is summarized as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(unaudited)	(unaudited)
Revenue:
Rental income	$108,818	$58,256
Finance income	604,303	255,936
Interest income	107,483	119,347
Gain on sale of assets	70,483	—
Other income	—	447
Total Revenue	$891,087	$433,986

For the three months ended March 31, 2020, we earned $108,818 in rental income from five operating leases of pizza ovens equipment, and one fabrication equipment operating lease. We received monthly lease payments of approximately $2,675,296 and recognized $604,303 in finance income from various finance leases during the same period. We also recognized $107,483 in interest income from collateralized loans receivable and a gain on sale of assets of $70,483 during the same period. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2020.

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

Our expenses for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$187,500	$187,500
Interest expense	179,501	—
Depreciation	77,738	49,061
Professional fees	137,516	49,550
Administration expense	78,865	35,141
Other expenses	3,016	4,300
Total Expenses	$664,136	$325,552

For the three months ended March 31, 2020, we incurred $664,136 in total expenses. We paid $187,500 in management fees to our Investment Manager during the three months ended March 31, 2020. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $77,738 in depreciation expense and $78,865 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $179,501 related to our loan payable that was entered into on October 18, 2019. We also incurred $137,516 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Income (Loss)

As a result of the factors discussed above, we reported a net income for the three months ended March 31, 2020 of $226,951, as compared to a net income of $108,434 for the three months ended March 31, 2019.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$2,283,694	$1,208,364
Investing activities	$(8,193,159)	$(568,663)
Financing activities	$1,690,192	$3,564,317

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

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2020 was $2,283,694 and was primarily driven by the following factors; a net income for the three months ended March 31, 2020 of approximately $227,000, receipt of approximately $2,675,000 in minimum rental payments from finance leases, receipt of approximately $112,000 in interest income payments from collateralized loans receivable, an increase in accounts payable and accrued liabilities of approximately $20,000, an increase in accrued interest on loans payable of approximately $26,000, and an increase in depreciation of approximately $78,000. Offsetting these fluctuations was, finance income of approximately $604,000, an increase in other assets of approximately $24,000 and a decrease of deferred revenue of approximately $44,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

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

Investing Activities

Cash used in investing activities was $8,193,159 for the three months ended March 31, 2020, which consisted of approximately $7,994,000 that we paid for the purchase of finance leases and approximately $711,000 that we paid for the purchase of collateralized loans receivable, offset by approximately $394,000 in cash received from collateralized loan receivables and approximately $118,000 in cash received from sale of leased assets.

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

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 was $1,690,192 and was primarily due to cash received from loan payable of $5,300,000, offsetting this increase were payments of approximately $3,094,000 on the loan payable and $515,000 in distributions to limited partners.

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

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the three months ended March 31, 2020, we made quarterly cash distributions to our Limited Partners totaling $515,483, and accrued $505,152 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $505,152 at March 31, 2020. At March 31, 2020, the Partnership declared and accrued a distribution of $5,052, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $41,065 at March 31, 2020.

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

As of March 31, 2020, the Partnership does not have any unfunded commitments for any investments.

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

In April 2020, the Partnership funded an aggregate total of $219,059 for infrastructure equipment based in Pennsylvania. The finance lease requires 60 monthly payments of $5,672 and is expected to commence on June 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

On April 13, 2020, the Partnership funded $151,500 for infrastructure equipment based in Pennsylvania. The finance lease requires 48 monthly payments of $4,054 and is expected to commence on May 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

On May 7, 2020, the Partnership funded a promissory note for $160,156 for shot peening machines to a borrower based in New York. The note accrues interest at a rate of 14% per annum and matures 58 months after date of funding. The borrower will make 58 monthly payments of $3,808, commencing in June 2020. The note is secured by a first priority lien against the shot peening machines.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of March 31, 2020, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

Beginning January 1, 2019, we implemented ASU 2016-02 Leases (Topic 842), although the adoption of the new leases standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to leases. As part of the implementation process, we assessed our lease arrangements and evaluated practical expedients and accounting policy elections to meet the reporting requirements of this standard. We also evaluated the changes in controls and processes that were necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’ which permitted us not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. There was no other change in our internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on August 11, 2016. Our Offering Period commenced on August 11, 2016 and concluded on March 31, 2019. From August 11, 2016 through March 31, 2020, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Date: May 14, 2020

/s/ Michael Miroshnikov
Michael Miroshnikov
President

