Form 10-Q
period 2020-06-30
Arboretum Silverleaf Income Fund, L.P.
filed 2020-08-13
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM __________ TO __________

COMMISSION FILE NUMBER: 333-211626

Arboretum Silverleaf Income Fund, L.P.

(Exact name of registrant as specified in its charter)

Delaware	81-1184858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

100 Arboretum Drive, Suite 105
Portsmouth, NH	03801
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (603) 294-1420

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

At August 13, 2020 there were 2,532,772.53 units of the Registrant’s limited partnership interests issued and outstanding.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
Assets

Cash and cash equivalents	$50,286	$5,064,943
Investments in finance leases, net	23,475,557	18,764,984
Investments in equipment subject to operating leases, net	1,607,657	1,808,764
Collateralized loans receivable, including accrued interest of $5,354 and $12,003	3,652,067	3,131,307
Other assets	1,430,104	575,028
Total Assets	$30,215,671	$29,345,026

Liabilities and Partners' Equity

Liabilities:
Accounts payable and accrued liabilities	$212,680	$238,932
Loan payable (accrued interest of $62,705 and $37,103)	11,261,518	9,722,177
Distributions payable to Limited Partners	252,587	511,318
Distributions payable to General Partner	43,590	36,013
Security deposit payable	49,391	49,391
Deferred revenue	584,888	620,061
Total Liabilities	12,404,654	11,177,892

Partners' Equity (Deficit):
Limited Partners	17,864,277	18,216,951
General Partner	(53,260)	(49,817)
Total Equity	17,811,017	18,167,134
Total Liabilities and Partners' Equity	$30,215,671	$29,345,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue
Rental income	$94,550	$120,256	$203,368	$178,512
Finance income	608,908	231,643	1,213,211	487,579
Interest income	112,477	116,134	219,960	235,481
Gain on sale of assets	-	-	70,483	-
Other income	527	241	527	688
Total Revenue	816,462	468,274	1,707,549	902,260

Expenses
Management fees - Investment Manager	187,500	187,500	375,000	375,000
Interest expense	199,851	-	379,352	-
Depreciation	75,536	99,435	153,274	148,496
Professional fees	84,085	123,500	221,601	173,050
Administration expense	82,143	73,739	161,008	108,880
Other expenses	900	4,169	3,916	8,469
Total Expenses	630,015	488,343	1,294,151	813,895
Net income (loss)	$186,447	$(20,069)	$413,398	$88,365

Net income (loss) attributable to the Partnership
Limited Partners	$184,584	$(19,868)	$409,264	$87,481
General Partner	1,863	(201)	4,134	884
Net income (loss) attributable to the Partnership	$186,447	$(20,069)	$413,398	$88,365

Weighted average number of limited partnership interests outstanding	2,532,772.53	2,535,672.53	2,532,772.53	2,016,141.01

Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$0.07	$(0.01)	$0.16	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity (Deficit)

Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2020	2,532,772.53	$18,167,134	$(49,817)	$18,216,951
Net income	-	226,951	2,271	224,680
Distributions to partners	-	(514,369)	(5,052)	(509,317)

Balance, March 31, 2020	2,532,772.53	$17,879,716	$(52,598)	$17,932,314

Net income	-	186,447	1,863	184,584
Distributions to partners	-	(255,146)	(2,525)	(252,621)

Balance, June 30, 2020	2,532,772.53	$17,811,017	$(53,260)	$17,864,277

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2019	1,935,481.94	$13,850,728	$(32,139)	$13,882,867
Partners' capital contributions	600,190.59	6,001,906	-	6,001,906
Offering expenses	-	(9,630)	-	(9,630)
Underwriting fees	-	(418,337)	-	(418,337)
Net income	-	108,434	1,084	107,350
Distributions to partners	-	(419,473)	(4,145)	(415,328)

Balance, March 31, 2019	2,535,672.53	$19,113,628	$(35,200)	$19,148,828

Net loss	-	(20,069)	(201)	(19,868)
Distributions to partners	-	(512,113)	(5,056)	(507,057)

Balance, June 30, 2019	2,535,672.53	$18,581,446	$(40,457)	$18,621,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended	For the six months ended
	June 30, 2020	June 30, 2019

Cash flows from operating activities:
Net income	$413,398	$88,365

Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(1,213,211)	(487,579)
Accrued interest income	(219,960)	(235,642)
Depreciation	153,274	148,496
Gain on sale of assets	(70,483)	-
Change in operating assets and liabilities:
Minimum rents receivable	4,645,960	1,968,475
Accrued interest income	236,818	235,282
Other assets	(855,076)	(70,846)
Accounts payable and accrued liabilities	(26,252)	(26,200)
Accrued interest on loan payable	25,601	-
Security deposit payable	-	49,391
Deferred revenue	(59,502)	189,941
Funding liability for collateralized loans and leases	-	(919)
Net cash provided by operating activities	3,030,567	1,858,764

Cash flows from investing activities:
Purchase of finance leases	(8,143,322)	(5,445,403)
Cash paid for collateralized loans receivable	(1,106,159)	(287,436)
Cash received from collateralized loans receivable	592,870	511,427
Proceeds from sale of collateralized loans receivable	-	146,341
Proceeds from sale of leased assets	118,316	-
Net cash used in investing activities	(8,538,295)	(5,075,071)

Cash flows from financing activities:
Cash received from loan payable	6,800,000	-
Repayments of loan payable	(5,286,260)	-
Cash received from Limited Partner capital contributions	-	5,916,286
Cash paid for Limited Partner distributions	(1,020,669)	(786,909)
Cash paid for underwriting fees	-	(332,717)
Cash paid for offering costs	-	(9,630)
Net cash provided by financing activities	493,071	4,787,030

Net (decrease) increase in cash and cash equivalents	(5,014,657)	1,570,723
Cash and cash equivalents, beginning of period	5,064,943	3,192,541
Cash and cash equivalents, end of period	$50,286	$4,763,264

Supplemental disclosure of non-cash investing and financing activities:
Units issued as underwriting fee discount	$-	$85,620
Distributions payable to General Partner	$7,577	$9,202
Distributions payable to Limited Partners	$252,587	$505,765
Reclassification of investment in finance leases to equipment subject to operating leases	$-	$2,010,412
Increase in collateralized loans receivable	$24,329	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2020 and 2019

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

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018, we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. As of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the six months ended June 30, 2020, we made quarterly cash distributions to our Limited Partners totaling $1,020,669, and accrued $252,587 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $252,587 at June 30, 2020. At June 30, 2020, the Partnership declared and accrued a distribution of $2,525, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $43,590 at June 30, 2020.

On September 11, 2018, the Partnership formed a special purpose entity SQN Lifestyle Leasing, LLC (“Lifestyle Leasing”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership. On May 24, 2019, the Partnership terminated Lifestyle Leasing.

From August 11, 2016 through June 30, 2020, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

2. Summary of Significant Accounting Policies.

Basis of Presentation — The interim condensed consolidated balance sheets, statements of operations, statement of changes in partners’ equity and statements of cash flows of the Partnership at June 30, 2020 and 2019 and for the three and six months ended June 30, 2020 and 2019 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these interim condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Partnership’s annual report on Form 10-K, as filed with the SEC on March 27, 2020.

Principles of Consolidation — The interim condensed consolidated financial statements include the accounts of the Partnership and its entity, where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At June 30, 2020 and 2019, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

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

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of June 30, 2020, there were no expected liabilities to be incurred under the BBA.

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

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At June 30, 2020, the Partnership has a due from its Investment Manager balance of $492,601, which is included in Other Assets in the condensed consolidated balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at June 30, 2020 and 2019.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the three months ended June 30, 2020 and 2019, the Partnership paid $187,500 in management fee expense to the Investment Manager. For the six months ended June 30, 2020 and 2019, the Partnership paid $375,000 in management fee expense to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the six months ended June 30, 2020 and 2019, the Partnership accrued $149,912 and $83,028, respectively, of structuring fees to the Investment Manager.

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

For the six months ended June 30, 2020 and the year ended December 31, 2019, the Partnership incurred the following transactions with American Elm:

	June 30, 2020	December 31, 2019
	(unaudited)
Balance - beginning of period	$—	$—
Underwriting fees earned by American Elm	—	118,326
Payments by the Partnership to American Elm	—	(118,326)

Balance - end of period	$—	$—

For the six months ended June 30, 2020 and 2019, the Partnership incurred the following underwriting fee transactions:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(unaudited)	(unaudited)
Underwriting discount incurred by the Partnership	$—	$85,620
Underwriting fees earned by American Elm	—	118,326
Fees paid to outside brokers	—	214,391
Total underwriting fees	$—	$418,337

4. Investments in Finance Leases.

At June 30, 2020 and December 31, 2019, net investments in finance leases consisted of the following:

	June 30, 2020	December 31, 2019
	(unaudited)
Minimum rents receivable	$28,019,067	$23,001,407
Estimated unguaranteed residual value	146,569	146,569
Unearned income	(4,690,079)	(4,382,992)
Total	$23,475,557	$18,764,984

5. Investment in Equipment Subject to Operating Leases.

The composition of the equipment subject to operating leases of the Partnership as of June 30, 2020 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
	(unaudited)	(unaudited)	(unaudited)
Fabrication Equipment	$2,010,412	$402,755	$1,607,657
Total	$2,010,412	$402,755	$1,607,657

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2019 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Food equipment	$334,826	$284,739	$50,087
Fabrication Equipment	2,010,412	251,735	1,758,677
Total	$2,345,238	$536,474	$1,808,764

Depreciation expense for the three and six months ended June 30, 2020 and 2019 was $75,536 and $153,274, respectively.

6. Collateralized Loans Receivable.

The future principal maturities of the Partnership’s collateralized loans receivable at June 30, 2020 are as follows:

Years ending June 30, (unaudited)
2021	$1,310,803
2022	1,819,900
2023	231,279
2024	153,177
2025	131,554
Thereafter	—
Total	$3,646,713

7. Loan Payable.

On October 18, 2019, the Partnership entered into a loan and security agreement with a third party lender for a $25,000,000 loan facility (of which $20,000,000 is a Term Loan and $5,000,000 is a Revolving Loan) with a maturity date of October 18, 2022. During the six months ended June 30, 2020 and the year ended December 31, 2019, the Partnership borrowed a total of $6,800,000 and $10,600,000, respectively under the Term and Revolver Loans. Interest on the drawn funds shall accrue at a rate of 3 month LIBOR Rate plus 5.6% per annum (7.1% as of June 30, 2020). During the six months ended June 30, 2020 and the year ended December 31, 2019, the Partnership repaid total principal of $5,286,260 and $914,926, respectively.

The future maturities of the Partnership’s loan payable at June 30, 2020 are as follows:

Years ending June 30,
2021	$—
2022	11,198,813
2023	—
2024	—
2025	—
Thereafter	—
Total	$11,198,813

8. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Collateralized loans receivable	$3,652,067	$3,652,067	$3,131,307	$3,131,307

Liabilities:
Loan payable	$11,261,518	$11,261,518	$9,722,177	$9,722,177

As of June 30, 2020, the Partnership evaluated the carrying values of its financial instruments and they approximate fair value.

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

10. Business Concentrations

For the six months ended June 30, 2020, the Partnership had one lessee which accounted for approximately 92% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2019, the Partnership had two lessees which accounted for approximately 70% and 30% of the Partnership’s rental income derived from operating leases For the six months ended June 30, 2020, the Partnership had three lessees which accounted for approximately 15%, 15% and 13% of the Partnership’s income derived from finance leases For the six months ended June 30, 2019, the Partnership had three leases which accounted for approximately 21%, 13% and 12% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2020, the Partnership had two promissory notes which accounted for approximately 60% and 23% of the Partnership’s interest income derived from collateralized loans receivable. For the six months ended June 30, 2019, the Partnership had two loans which accounted for approximately 51% and 40% of the Partnership’s interest income derived from collateralized loans receivable.

At June 30, 2020, the Partnership had four lessees which accounted for approximately 16%, 14%, 13% and 12% of the Partnership’s investment in finance leases. At June 30, 2019, the Partnership had two lessees which accounted for approximately 36% and 27% of the Partnership’s investment in finance leases. At June 30, 2020, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At June 30, 2019, the Partnership had one lessee which accounted for approximately 96% of the Partnership’s investment in operating leases. At June 30, 2020, the Partnership had three promissory notes which accounted for approximately 46%, 23% and 12% of the Partnership’s investment in collateralized loans receivable. At June 30, 2019, the Partnership had two borrowers which accounted for approximately 53% and 44% of the Partnership’s investment in collateralized loans receivable.

11. Geographic Information

Geographic information for revenue for the three months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30, 2020
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$94,550	$94,550
Finance income	$608,908	$608,908
Interest income	$112,477	$112,477
Other income	$527	$527

	Three Months Ended June 30, 2019
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$120,256	$120,256
Finance income	$231,643	$231,643
Interest income	$116,134	$116,134

Geographic information for revenue for the six months ended June 30, 2020 and 2019 was as follows:

	Six Months Ended June 30, 2020
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$203,368	$203,368
Finance income	$1,213,211	$1,213,211
Interest income	$219,960	$219,960
Gain on sale of assets	$70,483	$70,483
Interest income	$527	$527

	Six Months Ended June 30, 2019
	United States	Total
	(unaudited)	(unaudited)
Revenue:
Rental income	$178,512	$178,512
Finance income	$487,579	$487,579
Interest income	$235,481	$235,481

Geographic information for long-lived assets at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020
	United States	Total
	(unaudited)	(unaudited)
Long-lived assets:
Investment in finance leases, net	$23,475,557	$23,475,557
Investments in equipment subject to operating leases, net	$1,607,657	$1,607,657
Collateralized loan receivable, including accrued interest	$3,652,067	$3,652,067

	December 31, 2019
	United States	Total
Long-lived assets:
Investment in finance leases, net	$18,764,984	$18,764,984
Investments in equipment subject to operating leases, net	$1,808,764	$1,808,764
Collateralized loan receivable, including accrued interest	$3,131,307	$3,131,307

12. Commitments and Contingencies

As of June 30, 2020, the Partnership does not have any unfunded commitments for any investments.

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

On July 16, 2020, Partnership funded the remaining $200,439 for infrastructure equipment based in Pennsylvania. The finance lease requires 60 monthly payments of $18,471 and is expected to commence on August 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

In July 2020, Partnership funded the remaining $321,650 for infrastructure equipment based in Pennsylvania. The finance lease requires 48 monthly payments of $15,823 and is expected to commence on August 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

On July 17, 2020, the Partnership funded an aggregate total of $21,744 for infrastructure equipment based in Pennsylvania. The finance lease requires 60 monthly payments of $482 and is expected to commence on August 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

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

Infrastructure Equipment

From March 26, 2020 through June 30, 2020, the Partnership funded an aggregate total of $629,324 for infrastructure equipment based in Pennsylvania and on July 16, 2020, Partnership funded the remaining $200,439 for an aggregate total of $829,763. The finance lease requires 60 monthly payments of $18,471 and is expected to commence on August 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

Infrastructure Equipment

From May 7, 2020 through June 30, 2020, the Partnership funded an aggregate total of $266,250 for infrastructure equipment based in Pennsylvania and on July 16, 2020, Partnership funded the remaining $277,900 for an aggregate total of $544,150. The finance lease requires 48 monthly payments of $14,562 and is expected to commence on August 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

Infrastructure Equipment

On April 13, 2020, the Partnership funded $151,500 for infrastructure equipment based in Pennsylvania. The finance lease requires 48 monthly payments of $4,054 and commenced on May 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

Collateralized Loans Receivable

On May 7, 2020, the Partnership funded a promissory note for $160,156 for shot peening machines to a borrower based in New York. The note accrues interest at a rate of 14% per annum and matures 58 months after date of funding. The borrower will make 58 monthly payments of $3,808, commencing in June 2020. The note is secured by a first priority lien against the shot peening machines.

Collateralized Loans Receivable

On June 1, 2020, the Partnership funded a promissory note for $225,000 for various store front and kitchen equipment to a borrower based in Utah. The note accrues interest at a rate of 16.2% per annum and matures 52 months after date of funding. The borrower will make 3 monthly interest only payments of $3,033, commencing in July 2020, 48 monthly principal and interest payments of $5,733, commencing in July 2020, and a final payment of $45,000 upon maturity in September 2024. The note is secured by a first priority lien against the various store front and kitchen equipment.

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

We are currently in our Operating Period. The Offering Period was designated as the period in which we raised capital from investors. During this period, we generated the majority of our cash inflow from financing activities though the sale of our Units to investors. Through June 30, 2020, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Results of Operations for the Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

Our revenue for the three months ended June 30, 2020 and 2019 is summarized as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
	(unaudited)	(unaudited)
Revenue:
Rental income	$94,550	$120,256
Finance income	608,908	231,643
Interest income	112,477	116,134
Other income	527	241
Total Revenue	$816,462	$468,274

For the three months ended June 30, 2020, we earned $94,550 in rental income from one fabrication equipment operating lease. We received monthly lease payments of approximately $1,970,664 and recognized $608,908 in finance income from various finance leases during the same period. We also recognized $112,477 in interest income from collateralized loans receivable, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2020.

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

Our expenses for the three months ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$187,500	$187,500
Interest expense	199,851	—
Depreciation	75,536	99,435
Professional fees	84,085	123,500
Administration expense	82,143	73,739
Other expenses	900	4,169
Total Expenses	$630,015	$488,343

For the three months ended June 30, 2020, we incurred $630,015 in total expenses. We paid $187,500 in management fees to our Investment Manager during the three months ended June 30, 2020. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $75,536 in depreciation expense and $82,143 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $199,851 related to our loan payable that was entered into on October 18, 2019. We also incurred $84,085 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Income

As a result of the factors discussed above, we reported net income for the three months ended June 30, 2020 of $186,447, as compared to a net loss of $20,069 for the three months ended June 30, 2019.

Results of Operations for the Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

Our revenue for the six months ended June 30, 2020 and 2019 is summarized as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(unaudited)	(unaudited)
Revenue:
Rental income	$203,368	$178,512
Finance income	1,213,211	487,579
Interest income	219,960	235,481
Gain on sale of assets	70,483	—
Other income	527	688
Total Revenue	$1,707,549	$902,260

For the six months ended June 30, 2020, we earned $203,368 in rental income from five operating leases of pizza ovens equipment, and one fabrication equipment operating lease. We received monthly lease payments of approximately $4,645,960 and recognized $1,213,211in finance income from various finance leases during the same period. We also recognized $219,960 in interest income from collateralized loans receivable and a gain on sale of assets of $70,483 during the same period. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2020.

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

Our expenses for the six months ended June 30, 2020 and 2019 are summarized as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$375,000	$375,000
Interest expense	379,352	—
Depreciation	153,274	148,496
Professional fees	221,601	173,050
Administration expense	161,008	108,880
Other expenses	3,916	8,469
Total Expenses	$1,294,151	$813,895

For the six months ended June 30, 2020, we incurred $1,294,151 in total expenses. We paid $375,000 in management fees to our Investment Manager during the six months ended June 30, 2020. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $153,274 in depreciation expense and $161,008 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $379,352 related to our loan payable that was entered into on October 18, 2019. We also incurred $221,601 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Income

As a result of the factors discussed above, we reported net income for the six months ended June 30, 2020 of $413,398, as compared to a net income of $88,365 for the six months ended June 30, 2019.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$3,030,567	$1,858,764
Investing activities	$(8,538,295)	$(5,075,071)
Financing activities	$493,071	$4,787,030

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

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2020 was $3,030,567 and was primarily driven by the following factors; net income for the six months ended June 30, 2020 of approximately $413,000, receipt of approximately $4,646,000 in minimum rental payments from finance leases, receipt of approximately $237,000 in interest income payments from collateralized loans receivable, an increase in accrued interest on loans payable of approximately $26,000, and an increase in depreciation of approximately $153,000. Offsetting these fluctuations was, finance income of approximately $1,213,000, gain on sale of assets of approximately $70,000, interest income of approximately 220,000, an increase in other assets of approximately $855,000, a decrease in accounts payable and accrued liabilities of approximately $26,000, and a decrease of deferred revenue of approximately $60,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

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

Investing Activities

Cash used in investing activities was $8,538,295 for the six months ended June 30, 2020, which consisted of approximately $8,143,000 that we paid for the purchase of finance leases and approximately $1,106,000 that we paid for the purchase of collateralized loans receivable, offset by approximately $593,000 in cash received from collateralized loan receivables and approximately $118,000 in cash received from sale of leased assets.

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

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 was $493,071 and was primarily due to cash received from loan payable of $6,800,000, offsetting this increase were payments of approximately $5,286,000 on the loan payable and $1,021,000 in distributions to limited partners.

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

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. As of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the six months ended June 30, 2020, we made quarterly cash distributions to our Limited Partners totaling $1,020,669, and accrued $252,587 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $252,587 at June 30, 2020. At June 30, 2020, the Partnership declared and accrued a distribution of $2,525, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $43,590 at June 30, 2020.

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

As of June 30, 2020, the Partnership does not have any unfunded commitments for any investments.

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

On July 16, 2020, Partnership funded the remaining $200,439 for infrastructure equipment based in Pennsylvania. The finance lease requires 60 monthly payments of $18,471 and is expected to commence on August 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

In July 2020, Partnership funded the remaining $321,650 for infrastructure equipment based in Pennsylvania. The finance lease requires 48 monthly payments of $15,823 and is expected to commence on August 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

On July 17, 2020, the Partnership funded an aggregate total of $21,744 for infrastructure equipment based in Pennsylvania. The finance lease requires 60 monthly payments of $482 and is expected to commence on August 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of interim condensed consolidated financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of interim condensed consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the interim condensed consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of June 30, 2020, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

Beginning January 1, 2019, we implemented ASU 2016-02 Leases (Topic 842), although the adoption of the new leases standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to leases. As part of the implementation process, we assessed our lease arrangements and evaluated practical expedients and accounting policy elections to meet the reporting requirements of this standard. We also evaluated the changes in controls and processes that were necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’ which permitted us not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. There was no other change in our internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on August 11, 2016. Our Offering Period commenced on August 11, 2016 and concluded on March 31, 2019. From August 11, 2016 through June 30, 2020, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Date: August 13, 2020

/s/ Michael Miroshnikov
Michael Miroshnikov
President

