Form 10-Q
period 2020-09-30
Arboretum Silverleaf Income Fund, L.P.
filed 2020-11-12
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

At November 12, 2020 there were 2,532,772.53 units of the Registrant’s limited partnership interests issued and outstanding.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets

Cash and cash equivalents	$488,727	$5,064,943
Investments in finance leases, net	25,077,380	18,764,984
Investments in equipment subject to operating leases, net	1,532,107	1,808,764
Collateralized loans receivable, including accrued interest of $14,224 and $12,003, respectively	4,265,781	3,131,307
Other assets	696,706	575,028
Total Assets	$32,060,701	$29,345,026

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$273,101	$238,932
Loan payable, including accrued interest of $69,744 and $37,103, respectively	12,942,523	9,722,177
Distributions payable to Limited Partners	255,363	511,318
Distributions payable to General Partner	46,144	36,013
Security deposit payable	49,391	49,391
Deferred revenue	792,144	620,061
Total Liabilities	14,358,666	11,177,892

Partners’ Equity (Deficit):
Limited Partners	17,756,360	18,216,951
General Partner	(54,325)	(49,817)
Total Equity	17,702,035	18,167,134
Total Liabilities and Partners’ Equity	$32,060,701	$29,345,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue
Rental income	$93,000	$120,256	$296,368	$298,768
Finance income	579,436	469,040	1,792,647	956,619
Interest income	128,557	98,901	348,517	334,382
Gain on sale of assets	-	-	70,483	-
Other income	-	-	527	688
Total Revenue	800,993	688,197	2,508,542	1,590,457

Expenses
Management fees - Investment Manager	187,500	187,500	562,500	562,500
Interest expense	206,722	-	586,074	-
Depreciation	75,550	99,462	228,824	247,958
Professional fees	97,609	25,317	319,210	198,367
Administration expense	84,177	59,922	245,185	168,802
Other expenses	500	39	4,416	8,508
Total Expenses	652,058	372,240	1,946,209	1,186,135
Net income	$148,935	$315,957	$562,333	$404,322

Net income attributable to the Partnership
Limited Partners	$147,446	$312,797	$556,710	$400,279
General Partner	1,489	3,160	5,623	4,043
Net income attributable to the Partnership	$148,935	$315,957	$562,333	$404,322

Weighted average number of limited partnership interests outstanding	2,532,772.53	2,535,672.53	2,532,772.53	1,538,970.90

Net income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$0.06	$0.12	$0.22	$0.26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity (Deficit)

Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2020	2,532,772.53	$18,167,134	$(49,817)	$18,216,951
Net income	-	226,951	2,271	224,680
Distributions to partners	-	(514,369)	(5,052)	(509,317)

Balance, March 31, 2020	2,532,772.53	$17,879,716	$(52,598)	$17,932,314

Net income	-	186,447	1,863	184,584
Distributions to partners	-	(255,146)	(2,525)	(252,621)

Balance, June 30, 2020	2,532,772.53	$17,811,017	$(53,260)	$17,864,277

Net income	-	148,935	1,489	147,446
Distributions to partners	-	(257,917)	(2,554)	(255,363)

Balance, September 30, 2020	2,532,772.53	$17,702,035	$(54,325)	$17,756,360

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2019	1,935,481.94	$13,850,728	$(32,139)	$13,882,867
Partners’ capital contributions	600,190.59	6,001,906	-	6,001,906
Offering expenses	-	(9,630)	-	(9,630)
Underwriting fees	-	(418,337)	-	(418,337)
Net income	-	108,434	1,084	107,350
Distributions to partners	-	(419,473)	(4,145)	(415,328)

Balance, March 31, 2019	2,535,672.53	$19,113,628	$(35,200)	$19,148,828

Net loss	-	(20,069)	(201)	(19,868)
Distributions to partners	-	(512,113)	(5,056)	(507,057)

Balance, June 30, 2019	2,535,672.53	$18,581,446	$(40,457)	$18,621,903

Net income	-	315,957	3,160	312,797
Distributions to partners	-	(516,436)	(5,114)	(511,322)

Balance, September 30, 2019	2,535,672.53	$18,380,967	$(42,411)	$18,423,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,	For the nine months ended September 30,
	2020	2019

Cash flows from operating activities:
Net income	$562,333	$404,322

Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(1,792,647)	(956,619)
Accrued interest income	(348,517)	(334,605)
Depreciation	228,824	247,958
Gain on sale of assets	(70,483)	-
Change in operating assets and liabilities:
Minimum rents receivable	6,968,402	2,832,555
Accrued interest income	361,970	324,861
Other assets	(121,678)	(8,688)
Accounts payable and accrued liabilities	34,169	(1,924)
Accrued interest on loan payable	32,641	-
Security deposit payable	-	49,391
Deferred revenue	(79,518)	270,312
Funding liability for collateralized loans and leases	-	1,088
Net cash provided by operating activities	5,775,496	2,828,651

Cash flows from investing activities:
Purchase of finance leases	(11,488,151)	(9,537,178)
Origination and purchases of loans receivable, net of amortization, prepayments and satisfactions	(896,326)	289,098
Proceeds from sale of collateralized loans receivable	-	146,341
Proceeds from sale of leased assets	118,316	100,856
Net cash used in investing activities	(12,266,161)	(9,000,883)

Cash flows from financing activities:
Cash received from loan payable	10,982,000	-
Repayments of loan payable	(7,794,295)	-
Cash received from Limited Partner capital contributions	-	5,916,286
Cash paid for Limited Partner distributions	(1,273,256)	(1,292,674)
Cash paid for underwriting fees	-	(332,717)
Cash paid for offering costs	-	(9,630)
Net cash provided by financing activities	1,914,449	4,281,265

Net (decrease) increase in cash and cash equivalents	(4,576,216)	(1,890,967)
Cash and cash equivalents, beginning of period	5,064,943	3,192,541
Cash and cash equivalents, end of period	$488,727	$1,301,574

Supplemental disclosure of non-cash investing and financing activities:
Units issued as underwriting fee discount	$-	$85,620
Distributions payable to General Partner	$10,131	$14,315
Distributions payable to Limited Partners	$255,363	$511,323
Reclassification of investment in finance leases to equipment subject to operating leases	$-	$2,010,412
Increase in collateralized loans receivable	$251,601	$-
Funding liability for collateralized loans and leases	$-	$(82,960)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2020 and 2019

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

The General Partner of the Partnership is ASIF GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager. On July 8, 2019, the General Partner changed its name from SQN AIF V GP, LLC to ASIF GP, LLC. Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Limited Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership expects to conduct its activities for at least six years and divide the Partnership’s life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period began on August 11, 2016 and concluded on March 31, 2019. The Operating Period commenced on October 3, 2016, the date of the Partnership’s initial closing, and will last for four years unless extended at the sole discretion of the General Partner. The General Partner extended the Operating Period for an additional year. During the Operating Period, the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

American Elm Distribution Partners, LLC (“American Elm”), a Delaware limited liability company, is affiliated with the General Partner. American Elm acted as the initial selling agent for the offering of the units (“Units”). The Units are offered on a “best efforts,” “minimum-maximum” basis.

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018, we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the nine months ended September 30, 2020, we made quarterly cash distributions to our Limited Partners totaling $1,273,256, and accrued $255,363 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $255,363 at September 30, 2020. At September 30, 2020, the Partnership declared and accrued a distribution of $2,554, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $46,144 at September 30, 2020.

On September 11, 2018, the Partnership formed a special purpose entity SQN Lifestyle Leasing, LLC (“Lifestyle Leasing”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership. On May 24, 2019, the Partnership terminated Lifestyle Leasing.

From August 11, 2016 through September 30, 2020, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

2. Summary of Significant Accounting Policies.

Basis of Presentation — The interim condensed consolidated balance sheets, statements of operations, statement of changes in partners’ equity and statements of cash flows of the Partnership at September 30, 2020 and 2019 and for the three and nine months ended September 30, 2020 and 2019 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these interim condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Partnership’s annual report on Form 10-K, as filed with the SEC on March 27, 2020.

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

Variable interests are investments or other interests that absorb portions of a variable interest entity’s (“VIE”) expected losses or receive portions of the Partnership’s expected residual returns and are contractual, ownership, or other pecuniary interests in a VIE that change with changes in the fair value of the VIE. An entity is considered to be a VIE if any of the following conditions exist. (1) The total equity investment at risk is insufficient to permit the legal entity to finance its activities without additional subordinated financial support; or (2) As a group, the holders of equity investments at risk lack any of the three characteristics of a controlling financial interest: (a) The direct or indirect ability through voting or similar rights to make decisions that have a significant effect on the success of the legal entity. The equity holders at risk are deemed to lack this characteristic if: i. the voting rights of some investors are not proportional to their obligation to absorb the expected losses of the legal entity or rights to receive expected residual returns; and ii. substantially all of the legal entity’s activities are either involved with or are conducted on behalf of an investor that has disproportionately few voting rights (b) The obligation to absorb the expected losses of the legal entity or (c) The right to receive the expected residual returns of the legal entity. An entity that is determined to be a VIE is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities that most significantly affect the VIE’s economic performance (“Power”) and the obligation to absorb losses of, or the right to receive benefits from the VIE, that could potentially be significant to the VIE (“Benefits”). The determination of whether a reporting entity is the primary beneficiary involves complex and subjective analyses. As of September 30, 2020 and December 31, 2019, there were no VIEs.

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

Finance Lease Receivables, Net and Allowance for Doubtful Lease Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At September 30, 2020 and December 31, 2019, an allowance for doubtful lease accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

Collateralized Loans Receivable, Net — Collateralized loans receivable are reported in the interim condensed consolidated financial statements as the outstanding principal balance net of any unamortized deferred fees, and premiums or discounts on purchased loans, and the allowance for loan losses. Costs to originate loans, if any, are reported as other assets in the interim condensed consolidated financial statements and amortized to expense over the estimated life of the loan. Income is recognized over the life of the note agreement. On certain collateralized loans receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Collateralized loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due and all unpaid accrued interest is reversed. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

The allowance for loan losses is evaluated on a regular basis by the Investment Manager and is based upon the Investment Manager’s periodic review of the collectability of the receivables in light of historical experience, changes in the composition and risk characteristics of the collateralized loan portfolio, adverse situations that may affect the borrower’s ability to repay, other loan specific information, and the estimated value of any underlying collateral (net of estimated selling costs). This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. At September 30, 2020 and December 31, 2019, it was determined that an allowance for loan losses was not needed.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of September 30, 2020, there were no expected liabilities to be incurred under the BBA.

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

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption was permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership has adopted ASU 2016-02 on January 1, 2019 and determined there was no significant impact on its interim condensed consolidated financial statements of initial application.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the interim condensed consolidated financial statements.

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At September 30, 2020 and December 31, 2019, the Partnership has an outstanding receivable from its Investment Manager balance of $461,539 and $544,945, respectively, which is included in Other Assets in the condensed consolidated balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at September 30, 2020 and 2019. At September 30, 2020 and December 31, 2019, the Partnership has distributions payable to the General Partner of $46,144 and $36,013, respectively.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the three months ended September 30, 2020 and 2019, the Partnership paid $187,500 in management fee expense to the Investment Manager. For the nine months ended September 30, 2020 and 2019, the Partnership paid $562,500 in management fee expense to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. At September 30, 2020 and December 31, 2019, the Partnership accrued $191,004 and $238,933, respectively, of structuring fees to the Investment Manager.

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

For the nine months ended September 30, 2020 and the year ended December 31, 2019, the Partnership incurred the following transactions with American Elm:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
	(unaudited)
Balance - beginning of period	$—	$—
Underwriting fees earned by American Elm	—	118,326
Payments by the Partnership to American Elm	—	(118,326)

Balance - end of period	$—	$—

For the nine months ended September 30, 2020 and 2019, the Partnership incurred the following underwriting fee transactions:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(unaudited)	(unaudited)
Underwriting discount incurred by the Partnership	$—	$85,620
Underwriting fees earned by American Elm	—	118,326
Fees paid to outside brokers	—	214,391
Total underwriting fees	$—	$418,337

4. Investments in Finance Leases.

At September 30, 2020 and December 31, 2019, net investments in finance leases consisted of the following:

	September 30, 2020	December 31, 2019
	(unaudited)
Minimum rents receivable	$30,214,608	$23,001,407
Estimated unguaranteed residual value	71,616	146,569
Unearned income	(5,208,844)	(4,382,992)
Total	$25,077,380	$18,764,984

5. Investment in Equipment Subject to Operating Leases, Net.

The composition of the equipment subject to operating leases of the Partnership as of September 30, 2020 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
	(unaudited)	(unaudited)	(unaudited)
Food equipment	$334,826	$334,826	$—
Fabrication Equipment	2,010,412	478,305	1,532,107
Total	$2,345,238	$813,131	$1,532,107

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2019 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Food equipment	$334,826	$284,739	$50,087
Fabrication Equipment	2,010,412	251,735	1,758,677
Total	$2,345,238	$536,474	$1,808,764

Depreciation expense for the three and nine months ended September 30, 2020 was $75,550 and $228,824, respectively. Depreciation expense for the three and nine months ended September 30, 2019 was $99,462 and $247,958, respectively.

6. Collateralized Loans Receivable.

The future principal maturities of the Partnership’s collateralized loans receivable at September 30, 2020 are as follows:

Years ending September 30, (unaudited)
2021	$1,119,827
2022	2,696,279
2023	187,122
2024	226,403
2025	21,926
Thereafter	—
Total	$4,251,557

7. Loan Payable.

On October 18, 2019, the Partnership entered into a loan and security agreement with a third party lender for a $25,000,000 loan facility (of which $20,000,000 is a Term Loan and $5,000,000 is a Revolving Loan) with a maturity date of October 18, 2022. During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Partnership borrowed a total of $10,982,000 and $10,600,000, respectively under the Term and Revolver Loans. Interest on the drawn funds shall accrue at a rate of 3 month LIBOR Rate plus 5.6% per annum (6.6% as of September 30, 2020 and 7.5% as of December 31, 2019). During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Partnership repaid total principal of $7,794,295 and $914,926, respectively.

The future maturities of the Partnership’s loan payable at September 30, 2020 are as follows:

Years ending September 30,
2021	$—
2022	12,942,523
Total	$12,942,523

8. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Collateralized loans receivable	$4,265,781	$4,265,781	$3,131,307	$3,131,307

Liabilities:
Loan payable	$12,942,523	$12,942,523	$9,722,177	$9,722,177

As of September 30, 2020, the Partnership evaluated the carrying values of its financial instruments and they approximate fair value.

9. Indemnifications

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, loan agreements and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations, to also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner and the Investment Manager, no liability will arise as a result of these provisions. The General Partner and Investment Manager knows of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with U.S. GAAP. At September 30, 2020 and December 31, 2019, there are no indemnification obligation payable.

10. Business Concentrations

For the nine months ended September 30, 2020, the Partnership had one lessee which accounted for approximately 95% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2019, the Partnership had two lessees which accounted for approximately 73% and 27% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2020, the Partnership had four lessees which accounted for approximately 15%, 13%, 12% and 10% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2019, the Partnership had two lessees which accounted for approximately 27% and 20% of the Partnership’s finance income derived from finance leases. For the nine months ended September 30, 2020, the Partnership had two loans which accounted for approximately 57% and 24% of the Partnership’s interest income derived from collateralized loans receivable. For the nine months ended September 30, 2019 the Partnership had two loans which accounted for approximately 54% and 39% of the Partnership’s interest income derived from collateralized loans receivable.

At September 30, 2020, the Partnership had five lessees which accounted for approximately 14%, 12%, 11%, 10% and 10% of the Partnership’s investment in finance leases. At September 30, 2019, the Partnership had three lessees which accounted for approximately 27%, 22% and 20% of the Partnership’s investment in finance leases. At September 30, 2020, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At September 30, 2019, the Partnership had one lessee which accounted for approximately 97% of the Partnership’s investment in operating leases. At September 30, 2020, the Partnership had four borrowers which accounted for approximately 56%, 19%, 11% and 10% of the Partnership’s investment in collateralized loans receivable. At September 30, 2019, the Partnership had two borrowers which accounted for approximately 56% and 42% of the Partnership’s investment in collateralized loans receivable.

11. Geographic Information

As of September 30, 2020 and December 31, 2019, all of the Partnership’s revenue and assets are based in the United States.

12. Commitments and Contingencies

As of September 30, 2020, the Partnership does not have any unfunded commitments for any investments.

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

On October 7, 2020, the Partnership terminated the lease facility for fish processing equipment. The Partnership is pursuing multiple options for liquidating the equipment. The Partnership has evaluated the value of the collateral and believes that proceeds would be sufficient to cover the outstanding obligations under the lease.

On October 22, 2020, the Partnership received cash of $1,040,453 as total payoff of three lease schedules of a finance lease for water pumps. The three finance lease schedules had a net book value of $913,401 resulting in an increase in finance income of $127,052 and the customer maintained all rights to the water pumps.

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

We are currently in the Operating Period. The Offering Period concluded on March 31, 2019. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and will last for four years from that date unless extended at the sole discretion of the General Partner. The General Partner extended the Operating Period for an additional year. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

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

Operating Lease

On February 11, 2020, the Partnership received cash of $125,047 as total payoff, in connection with the operating lease facility entered into on October 18, 2016. The operating lease had a net book value of $47,832 resulting in additional income of $77,215 and the customer maintained all rights to the equipment.

Infrastructure Equipment

On February 27, 2020, the Partnership received cash of $858,696 as total payoff of two lease schedules of a finance lease for water pumps. The two finance lease schedules had a net book value of $800,189 resulting in an increase in finance income of $58,507 and the customer maintained all rights to the water pumps.

Collateralized Loans Receivable

On March 3, 2020, the Partnership funded a promissory note for $225,000 for various store front and kitchen equipment to a borrower based in Utah. The note accrues interest at a rate of 16.2% per annum and matures 52 months after date of funding. The borrower will make 3 monthly interest only payments of $3,033, commencing in April 2020, 48 monthly principal and interest payments of $5,733, commencing in July 2020, and a final payment of $45,000 upon maturity in July 2024. The note is secured by a first priority lien against the various store front and kitchen equipment. An affiliate of the borrower by way of common ownership has provided a guaranty with respect to the loan and security agreement.

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

Infrastructure Equipment

From March 26, 2020 through July 16, 2020, the Partnership funded an aggregate total of $849,306 for infrastructure equipment based in Pennsylvania. The finance lease requires 60 monthly payments of $18,548 and commenced on August 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

Infrastructure Equipment

From May 7, 2020 through July 28, 2020, the Partnership funded an aggregate total of $614,553 for infrastructure equipment based in Pennsylvania. The finance lease requires 48 monthly payments of $15,823 and commenced on August 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

Infrastructure Equipment

On April 13, 2020, the Partnership funded $157,308 for infrastructure equipment based in Pennsylvania. The finance lease requires 48 monthly payments of $4,054 and commenced on May 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

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

Collateralized Loans Receivable

On June 1, 2020, the Partnership funded a promissory note for $225,000 for various store front and kitchen equipment to a borrower based in Utah. The note accrues interest at a rate of 16.2% per annum and matures 52 months after date of funding. The borrower will make 3 monthly interest only payments of $3,033, commencing in July 2020, 48 monthly principal and interest payments of $5,733, commencing in July 2020, and a final payment of $45,000 upon maturity in September 2024. The note is secured by a first priority lien against the various store front and kitchen equipment. An affiliate of the borrower by way of common ownership has provided a guaranty with respect to the loan and security agreement.

Infrastructure Equipment

In July 2020, the Partnership funded an aggregate total of $22,164 for infrastructure equipment based in Pennsylvania. The finance lease requires 60 monthly payments of $484 and commenced on August 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

Infrastructure Equipment

On August 14, 2020, the Partnership funded a finance lease for $241,402 for infrastructure equipment based in Pennsylvania. The finance lease requires 60 monthly payments of $5,277 and commenced on September 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

Infrastructure Equipment

On August 28, 2020, the Partnership funded a finance lease for $954,498 for infrastructure equipment based in North Carolina. The finance lease requires 60 monthly payments of $21,498 and will commence on October 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

Infrastructure Equipment

On September 14, 2020, the Partnership funded a finance lease for $433,909 for infrastructure equipment based in Pennsylvania. The finance lease requires 60 monthly payments of $9,522 and will commence on October 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

Collateralized Loans Receivable

On September 18, 2020, the Partnership entered into a second amendment to the loan agreement dated June 29, 2018 and as first amended on October 19, 2018, whereby the Partnership agreed to provide additional financing of $588,904. On that same date, the Partnership received and funded a promissory note from the borrower in the amount of $588,904 for the Tranche III loan. The loan facility is secured by a first priority security interest in all of the borrower’s assets. The Tranche III loan accrues interest at a rate of 14.5% and matures on June 30, 2022. The Tranche III loan requires 4 monthly interest only payments upon commencement and 16 monthly payments of principal and interest. Upon maturity of the Tranche III loan, the borrower will make a final balloon payment of approximately $464,000 ($404,000 principal plus accrued interest).

Infrastructure Equipment

On September 22, 2020, the Partnership funded a finance lease for $193,940 for infrastructure equipment based in Pennsylvania. The finance lease requires 60 monthly payments of $4,080 and will commence on October 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

Agricultural Equipment

On September 29, 2020, the Partnership received cash of $87,498 as total payoff of three lease schedules of a finance lease for agricultural equipment and supplies. The three finance lease schedules had a net book value of $86,147 resulting in an increase in finance income of $1,351 and the customer maintained all rights to the agricultural equipment.

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

Collateralized Loans Receivable

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

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption was permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership has adopted ASU 2016-02 on January 1, 2019 and determined there was no significant impact on its interim condensed consolidated financial statements of initial application.

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

We are currently in our Operating Period. The Offering Period was designated as the period in which we raised capital from investors. During this period, we generated the majority of our cash inflow from financing activities though the sale of our Units to investors. Through September 30, 2020, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Results of Operations for the Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

Our revenue for the three months ended September 30, 2020 and 2019 is summarized as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
	(unaudited)	(unaudited)
Revenue:
Rental income	$93,000	$120,256
Finance income	579,436	469,040
Interest income	128,557	98,901
Other income	—	—
Total Revenue	$800,993	$688,197

For the three months ended September 30, 2020, we earned $93,000 in rental income from one fabrication equipment operating lease. We received monthly lease payments of $2,132,838 and recognized $579,436 in finance income from various finance leases during the same period. We also recognized $128,557 in interest income from collateralized loans receivable, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2020.

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

Our expenses for the three months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$187,500	$187,500
Interest expense	206,722	—
Depreciation	75,550	99,462
Professional fees	97,609	25,317
Administration expense	84,177	59,922
Other expenses	500	39
Total Expenses	$652,058	$372,240

For the three months ended September 30, 2020, we incurred $652,058 in total expenses. We paid $187,500 in management fees to our Investment Manager during the three months ended June 30, 2020. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $75,550 in depreciation expense and $84,177 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $206,722 related to our loan payable that was entered into on October 18, 2019. We also incurred $97,609 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Income

As a result of the factors discussed above, we reported net income for the three months ended September 30, 2020 of $148,935, as compared to net income of $315,957 for the three months ended September 30, 2019.

Results of Operations for the Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

Our revenue for the nine months ended September 30, 2020 and 2019 is summarized as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(unaudited)	(unaudited)
Revenue:
Rental income	$296,368	$298,768
Finance income	1,792,647	956,619
Interest income	348,517	334,382
Gain on sale of assets	70,483	—
Other income	527	688
Total Revenue	$2,508,542	$1,590,457

For the nine months ended September 30, 2020, we earned $296,368 in rental income from five operating leases of pizza ovens equipment, and one fabrication equipment operating lease. We received monthly lease payments of $6,778,798 and recognized $1,792,647 in finance income from various finance leases during the same period. We also recognized $348,517 in interest income from collateralized loans receivable and a gain on sale of assets of $70,483 during the same period. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2020.

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

Our expenses for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$562,500	$562,500
Interest expense	586,074	—
Depreciation	228,824	247,958
Professional fees	319,210	198,367
Administration expense	245,185	168,802
Other expenses	4,416	8,508
Total Expenses	$1,946,209	$1.186,135

For the nine months ended September 30, 2020, we incurred $1,946,209 in total expenses. We paid $562,500 in management fees to our Investment Manager during the nine months ended September 30, 2020. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $228,824 in depreciation expense and $245,185 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $586,074 related to our loan payable that was entered into on October 18, 2019. We also incurred $319,210 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Income

As a result of the factors discussed above, we reported net income for the nine months ended September 30, 2020 of $562,333, as compared to a net income of $404,322 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$5,775,496	$2,828,651
Investing activities	$(12,266,161)	$(9,000,883)
Financing activities	$1,914,449	$4,281,265

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

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2020 was $5,775,496 and was primarily driven by the following factors; net income for the nine months ended September 30, 2020 of approximately $562,000, receipt of approximately $6,968,000 in minimum rental payments from finance leases, receipt of approximately $362,000 in interest income payments from collateralized loans receivable, an increase in accrued interest on loans payable of approximately $33,000, and an increase in depreciation of approximately $229,000, and an increase in accounts payable and accrued liabilities of approximately $34,000. Offsetting these fluctuations was, finance income of approximately $1,793,000, gain on sale of assets of approximately $70,000, interest income of approximately $349,000, and an increase in other assets of approximately $122,000 and a decrease of deferred revenue of approximately $79,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

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

Investing Activities

Cash used in investing activities was $12,266,161 for the nine months ended September 30, 2020, which consisted of approximately $11,488,000 that we paid for the purchase of finance leases and approximately $1,675,000 that we paid for the purchase of collateralized loans receivable, offset by approximately $779,000 in cash received from collateralized loan receivables and approximately $118,000 in cash received from sale of leased assets.

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

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $1,914,449 and was primarily due to cash received from loan payable of $10,982,000, offsetting this increase were payments of approximately $7,794,000 on the loan payable and $1,273,000 in distributions to limited partners.

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

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the nine months ended September 30, 2020, we made quarterly cash distributions to our Limited Partners totaling $1,273,256, and accrued $255,363 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $255,363 at September 30, 2020. At September 30, 2020, the Partnership declared and accrued a distribution of $2,554, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $46,144 at September 30, 2020.

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

As of September 30, 2020, the Partnership does not have any unfunded commitments for any investments.

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

On October 7, 2020, the Partnership terminated the lease facility for fish processing equipment. The Partnership is pursuing multiple options for liquidating the equipment. The Partnership has evaluated the value of the collateral and believes that proceeds would be sufficient to cover the outstanding obligations under the lease.

On October 22, 2020, the Partnership received cash of $1,040,453 as total payoff of three lease schedules of a finance lease for water pumps. The three finance lease schedules had a net book value of $913,401 resulting in an increase in finance income of $127,052 and the customer maintained all rights to the water pumps.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2020, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

Beginning January 1, 2019, we implemented ASU 2016-02 Leases (Topic 842), although the adoption of the new leases standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to leases. As part of the implementation process, we assessed our lease arrangements and evaluated practical expedients and accounting policy elections to meet the reporting requirements of this standard. We also evaluated the changes in controls and processes that were necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’ which permitted us not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. There was no other change in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on August 11, 2016. Our Offering Period commenced on August 11, 2016 and concluded on March 31, 2019. From August 11, 2016 through September 30, 2020, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Date: November 12, 2020

/s/ Michael Miroshnikov
Michael Miroshnikov
President

