Form 10-K
period 2020-12-31
Arboretum Silverleaf Income Fund, L.P.
filed 2021-03-31
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

The number of outstanding units of limited partnership interests of the registrant on March 31, 2021 was 2,532,772.53.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

Annual Report on Form 10-K for Year Ended December 31, 2020

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

The General Partner of the Partnership is ASIF GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager, Arboretum Investment Advisors, LLC (the “Investment Manager”). On January 7, 2019, the Investment Manager changed its name from SQN Investment Advisors, LLC to Arboretum Investment Advisors, LLC. Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership.

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

American Elm Distribution Partners, LLC, is a Delaware limited liability company, is affiliated with our General Partner. American Elm will act initially as the selling agent for the offering of our units (“Units”). On January 7, 2019, American Elm changed its name from SQN Securities, LLC to American Elm Distribution Partners, LLC. The Units are offered on a “best efforts,” “minimum-maximum” basis. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016, and this offering concluded on March 31, 2019.

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

From August 11, 2016 through March 31, 2019, we admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. We received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units. During the years ended December 31, 2020 and 2019, we paid an underwriting fee to American Elm totaling $0 and $118,326, respectively.

A Limited Partner may not redeem its Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

At December 31, 2020, we had total assets of $28,887,427. Of this amount, $19,754,131 was for various investments: (i) 15,767,235 related to investments in finance leases and (ii) $3,986,896 related to collateralized loans receivables. We also had other assets of $7,294,637. For the year ended December 31, 2020, we had a net loss of $1,690,548.

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

At December 31, 2020 and 2019, our investment portfolio consisted of the following transactions:

Operating Leases

On October 18, 2016, the Partnership funded a lease facility for $318,882 for 16 pizza ovens to five separate lessees. Each lease has a 36 month term with various monthly payments. On November 1, 2019, the lease was amended to extend the monthly payment stream for three additional months, after which the lessee will be required to purchase the equipment for its fair market value. Each lease is secured by ownership of the equipment and by a corporate guarantee of the parent of the lessees. On February 11, 2020, the Partnership received cash of $125,047 as total payoff of this operating lease. The operating lease had a net book value of $47,832 resulting in gain on sale of $77,215 and the customer maintained all rights to the equipment.

Collateralized Loan Receivable

On June 26, 2017, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s debt. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $150,000. The note accrues interest at a rate of 12% per annum and matures on June 26, 2021. The promissory note will be paid through 48 monthly installments of principal and interest of $3,931. The promissory note is secured by a first priority security interest in all of the borrower’s assets and personal guarantees of the borrower’s principals as well as a corporate guarantee of an affiliate of the borrower. During the year ended December 31, 2020, the Partnership amended the loan agreement and temporarily reduced the monthly payments and extended the maturity date to August 26, 2021. On January 13, 2021, the Partnership received notice that due to the effects of COVID-19, the borrower had to close their business. As of December 31, 2020, the Partnership placed a full impairment on this note receivable of $42,543. As of December 31, 2020, the balance of this note receivable is $0.

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

Infrastructure Equipment

On December 4, 2017, the Partnership entered into a lease facility for $940,000 of railcar movers with a company based in Missouri. The finance lease requires 60 monthly payments of $16,468 with the first and last payments due in advance, and an additional final payment of $350,709. In July 2019, the company filed for Chapter 11 bankruptcy. The company exited bankruptcy protection in October 2019. During the year ended December 31, 2020, the Partnership amended the lease facility and temporarily reduced the monthly payments and increased the final payment to $383,465. The lessee is current with the original monthly payments. The lease is secured by a first priority lien against the railcar movers.

Operating Lease

On January 18, 2018, the Partnership entered into a lease facility for $2,188,377 of fabrication equipment with a company based in Texas. The lease requires 42 monthly payments of $57,199 with the first and last payments due in advance. During 2018, the Partnership received payments totaling $403,363 from this lessee. On February 28, 2019, the lease was amended and restated to a 60 month lease commencing on March 1, 2019. The lease requires 24 monthly payments of $31,000 and 36 monthly payments of $40,000. In 2019, the Partnership reclassified this lease from a finance lease to an operating lease. The lease is secured by a first priority lien against the fabrication equipment. On December 9, 2020, the Partnership terminated the operating lease and assumed all rights, title and interest in the fabrication equipment. On December 15, 2020, the Partnership sold a majority of the equipment for total cash proceeds of $475,830. The equipment had a net book value of $1,261,830 resulting in a loss on sale of $786,000. As of December 31, 2020, the remaining piece of equipment has a liquidation value of $219,915. In February 2021, the Partnership sold the remaining piece of equipment for cash proceeds of $219,915.

Virtual Office Software Equipment

On February 5, 2018, the Partnership entered into a lease facility and advanced $245,219 of virtual office software and equipment with a company based in Florida. The lease requires 24 monthly payments of $12,020 with the first and last payments due in advance. The lease is secured by a first priority lien against the virtual office software and equipment. In January 2020 the lease was fully paid off and matured in accordance with the finance lease.

Education and Tourism Equipment

On February 12, 2018, the Partnership entered into a lease facility for up to $1,500,000 of educational multimedia content equipment with a global company. On February 14, 2018, the Partnership advanced $1,015,720 as equipment lease schedule 1 (“Schedule 1”) under this lease facility. The Schedule 1 lease requires 36 monthly payments of $33,402 with the first payment due in advance, commencing on March 1, 2018. On June 29, 2018, the Partnership amended and restated the above lease facility and Schedule 1 to $1,175,720 and advanced an additional $160,000 under the amended and restated lease facility. The amended and restated Schedule 1 lease requires 32 monthly payments of $39,212 and commenced on July 1, 2018. The lease is secured by a first priority lien against the educational multimedia content equipment. In December 2020, the Partnership received cash of $217,822 as total payoff of the lease facility. The finance lease had a net book value of $215,797 resulting in an increase in finance income of $2,025.

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

Infrastructure Equipment

On June 29, 2018, the Partnership entered into a lease facility for $1,199,520 for water pumps based in North Dakota. The finance lease requires 48 monthly payments of $31,902 with the first and last payments due in advance. On October 31, 2018, the Partnership entered into a second lease facility for $529,239 for water pumps. The finance lease requires 36 monthly payments of $17,888 with the first and last payments due in advance. On January 29, 2019, the Partnership entered into a third lease facility for $67,500 for water pumps. On January 29, 2019, the Partnership funded $33,750 and on April 9, 2019, the Partnership funded the remaining $33,750. The finance lease requires 36 monthly payments of $2,282 with the first and last payments due in advance and commences on May 1, 2019. On June 19, 2019, the Partnership entered into and funded a fourth lease facility for $1,270,125 for water pumps and other equipment. The finance lease requires 36 monthly payments of $43,565 with the first and last payments due in advance and commences on July 1, 2019. On August 7, 2019, the Partnership entered into and funded a fifth lease facility for $27,351 for water pumps. The finance lease requires 36 monthly payments of $938 with the first and last payments due in advance and commences on August 7, 2019. On August 29, 2019, the Partnership entered into a sixth lease facility for $196,803 for water pumps, and on September 12, 2019 the lease facility was funded. The finance lease requires 36 monthly payments of $6,750 with the first and last payments due in advance and commences on August 29, 2019. During the year ended December 31, 2020, the Partnership received total cash of $1,899,149 as total payoff of five lease schedules. The five finance lease schedules had a net book value of $1,713,589 resulting in an increase in finance income of $185,560 and the customer maintained all rights to the water pumps. In October 2020, the Partnership terminated the remaining lease schedule and assumed all rights, title and interest in the equipment. As of December 31, 2020, the remaining lease schedule has a liquidation value of $128,500.

Collateralized Loan Receivable

On June 29, 2018, the Partnership entered into a loan agreement with a borrower to provide financing in an amount up to $7,500,000 to finance a food production facility in Georgia. The loan facility is structured as two tranches: Tranche I: $5,500,000 was funded on July 5, 2018. Tranche II: Up to $2,000,000 is available at lender’s discretion subject to the borrower achieving certain milestones. The loan facility is secured by a first priority security interest in all of the borrower’s assets. In connection with the Tranche I loan, the Partnership received three promissory notes from the borrower in the amount of $1,500,000, $2,000,000 and $2,000,000 respectively. On July 5, 2018, the Partnership funded $5,500,000 for the Tranche I loan. The Tranche I loan accrues interest at a rate of 12.75% plus 3 month LIBOR with a floor of 1.5% and matures on June 30, 2021. The Tranche I loan requires 18 monthly interest only payments upon commencement (first 12 monthly interest payments to be paid in cash at 11% and the remainder to be paid in kind (“PIK”) by adding such PIK interest to the principal balance and 6 monthly interest payments to be paid in cash) and 18 monthly payment of principal and interest payment with monthly principal paydowns of $150,000. Upon maturity of the Tranche I loan, the borrower will make a final balloon payment of approximately $3,029,000 ($2,900,000 principal plus accrued PIK interest). On June 29, 2018, the Partnership entered into an assignment agreement with a third party and sold $3,000,000 of the Tranche I loan, effective July 5, 2018, and sold $1,000,000 of the Tranche I loan, effective on or about September 1, 2018. On July 5, 2018, the Partnership returned two promissory notes to the borrower in the amount of $2,000,000 and $2,000,000 respectively and the borrower reissued one promissory note to the Partnership in the amount of $1,000,000 and one promissory note to the third party in the amount of $3,000,000. On July 5, 2018 and August 31, 2018, the Partnership received cash of $3,000,000 and $1,000,000, respectively, from the third party for the sale of those promissory notes. On November 1, 2019, the Partnership entered into an assignment agreement with a third party and purchased additional $417,675 of the Tranche I loan. On September 18, 2020, the Partnership entered into a second amendment to the loan agreement dated June 29, 2018 and as first amended on October 19, 2018, whereby the Partnership amended the interest rate across all outstanding loans to a fixed rate of 14.5% per annum, extended the maturity date to June 30, 2022 and agreed to provide additional financing of $588,904. On that same date, the Partnership received and funded a promissory note from the borrower in the amount of $588,904 for the Tranche III loan. The loan facility is secured by a first priority security interest in all of the borrower’s assets. The Tranche III loan accrues interest at a rate of 14.5% and matures on June 30, 2022. The Tranche III loan requires 4 monthly interest only payments upon commencement and 16 monthly payments of principal and interest. Upon maturity of the Tranche III loan, the borrower will make a final balloon payment of approximately $464,000 ($404,000 principal plus accrued interest).

Infrastructure Equipment

On November 20, 2018, the Partnership entered into a lease facility for $33,450 for water pumps based in Texas. The finance lease required 36 monthly payments of $1,159 with the first and last payments due in advance. On November 20, 2018, the Partnership entered into a second lease facility for $162,943 for water pumps. The finance lease required 36 monthly payments of $5,648 with the first two months and last payments due in advance. During the year ended December 31, 2020, the Partnership temporarily reduced the monthly payments of both lease facilities. Starting in January 2021, the first finance lease requires 3 monthly payments of $215, 11 monthly payments of $1,635 and a final payment of $1,159. The second finance lease requires 3 monthly payments of $1,047, 13 monthly payments of $7,810 and a final payment of $5,648.

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

Infrastructure Equipment

On May 30, 2019, the Partnership entered into a lease facility for $3,600,000 for industrial dryers based in Kentucky. On May 31, 2019, the Partnership advanced $3,600,000 under this lease facility. The finance lease requires 48 monthly payments of $94,802 with the first and last payments due in advance and commences on November 1, 2019. On November 18, 2019, the Partnership issued a Notice of Default letter to the company, and on November 25, 2019, the Partnership issued a Notice of Lease Commencement and Demand Notice for payment from the company. On December 31, 2019, the company paid $75,000 to the Partnership, and entered into a forbearance agreement with the Partnership. In January 2020, a group of three small creditors filed an involuntary bankruptcy petition against the company. As a result, in February 2020, the company filed for Chapter 11 bankruptcy. The lease is secured by a first priority lien against the industrial dryers. On July 20, 2020, the Partnership obtained a stay relief order from the bankruptcy court and on August 6, 2020, the Partnership entered into a settlement agreement and mutual release with the vendor and moved the equipment to its own location. The Partnership is actively remarketing the equipment, and is currently in contact with prospective buyers. The Partnership expected to receive full book value for this equipment, but during the fourth quarter of 2020, due to the continued impact of COVID-19 and based on discussions with third parties, the Partnership reassessed this lease and decided to place an impairment on this lease. As of December 31, 2020, the Partnership placed an impairment on this finance lease of $751,685 and reclassified this lease to Other Assets.

On August 23, 2019, the Partnership entered into and funded a lease facility for $3,000,000 for a welding system based in Louisiana. The finance lease requires 60 monthly payments of $62,900 and a final payment of $300,000 with the first and last payments due in advance and commenced on September 1, 2019. The lease is secured by a first priority lien against the welding system.

On September 5, 2019, the Partnership entered into a lease facility for $101,828 for screen printer and dryers based in Georgia. On September 20, 2019, the Partnership advanced $101,828 under this lease facility. The finance lease required 48 monthly payments of $2,875 and a final payment of $10,183, with the first payment due in advance. During the year ended December 31, 2020, the Partnership temporarily reduced the monthly payments of this lease facility. Starting in January 2021, the finance lease requires 2 monthly payments of $1,197, 33 monthly payments of $2,875 and a final payment of $10,183. As of December 31, 2020, the lessee is current with the original monthly payments. The lease is secured by a first priority lien against the screen printer and dryers.

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

Computer Equipment

On November 5, 2019, the Partnership entered into and funded a lease facility for $862,087 for Apple products based in California. The finance lease requires 30 monthly payments of $32,704, with the last three months due in advance. On March 19, 2020, the Partnership entered into and funded a second lease facility for $2,486,624 for Apple products based in California. The finance lease requires 27 monthly payments of $104,948. The lease is secured by a first priority lien against the Apple products.

Fish Processing Equipment

On November 26, 2019, the Partnership entered into a lease facility for $1,230,754 for fish processing equipment based in Alaska. On November 26, 2019, the Partnership advanced $1,107,679 under this lease facility. On March 25, 2020, the Partnership advanced the remaining $123,075 under this lease facility. The finance lease requires 55 monthly payments of $29,218 and a final payment of $184,613, with first month due in advance and commenced on April 1, 2020. The lease is secured by a first priority lien against the fish processing equipment. On October 7, 2020, the Partnership terminated the lease facility for fish processing equipment. The Partnership is pursuing multiple options for liquidating the equipment including working with the landlord of the current processing facility to market the facility to new operators as a turnkey operation and working with the equipment manufacturer to identify interested purchasers in the surrounding region that would then transport the equipment to an alternate facility. As of December 31, 2020, the Partnership placed an impairment on this finance lease of $430,836 and reclassified this lease to Other Assets.

Furniture and Kitchen Equipment

On December 5, 2019, the Partnership entered into a lease facility for $1,144,933 for furniture, fixtures, equipment, and vehicles based in Michigan. On December 6, 2019, the Partnership advanced $1,144,933 under this lease facility. The finance lease required 3 monthly payments of $16,987 and 39 monthly payments of $35,465, with the last payment due in advance. In April 2020, the lease facility was amended to reduce the payments starting in April 2020 to 5 monthly payments of $2,371, 1 monthly payment of $4,000, 8 monthly payments of $3,794, followed by 33 monthly payments of $45,325. The lease is secured by a first priority lien against the furniture, fixtures, equipment, and vehicles.

Infrastructure Equipment

On December 27, 2019, the Partnership entered into and funded a lease facility for $1,532,873 for hydraulic press and chiller systems based in Michigan. The finance lease requires 35 monthly payments of $51,692. The lease is secured by a first priority lien against the hydraulic press and chiller systems.

Telecommunication Equipment

On January 23, 2020, the Partnership entered into a finance lease for $3,720,970 of telecommunication equipment based in Illinois. On January 23, 2020, the Partnership advanced $3,192,259 as equipment lease schedule 1 (“Schedule 1”), and $528,711 as equipment lease schedule 2 (“Schedule 2”) under this finance lease. The Schedule 1 lease requires 42 monthly payments of $93,302, and Schedule 2 lease requires 42 monthly payments of $15,453. During the year ended December 31, 2020, the Partnership temporarily reduced the monthly payments of both lease schedules. The lease is secured by a first priority lien against the telecommunication equipment. As of December 31, 2020, the Partnership placed an impairment on this finance lease of $366,991 and reclassified this lease to Other Assets.

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

Construction Equipment

On February 10, 2020, the Partnership funded a finance lease for $1,535,424 for construction equipment based in Ohio. Commencing April 1, 2020, the finance lease required 35 monthly payments of $48,110 with a final payment of $298,915. In June 2020, the payment stream was amended to 33 monthly payments of $46,980 with a final payment of $291,891. The lease is secured by a first priority lien against the construction equipment.

Collateralized Loans Receivable

On March 2, 2020, the Partnership entered into a loan and facility agreement for various store front and kitchen equipment to a borrower based in Utah. Under this facility, each promissory note accrues interest at a rate of 16.2% per annum and matures 52 months after date of funding. The borrower will make 3 monthly interest only payments of $3,033, followed by 48 monthly principal and interest payments of $5,733, and a final payment of $45,000 upon maturity. On March 2, 2020, the Partnership entered into and funded a promissory note for $225,000, and interest only payments commenced in April 2020. On June 1, 2020, the Partnership funded a second promissory note for $225,000, and interest only payments commenced in July 2020. The note is secured by a first priority lien against the various store front and kitchen equipment. An affiliate of the borrower by way of common ownership has provided a guaranty with respect to the loan and security agreement.

Infrastructure Equipment

From March 26, 2020 through September 22, 2020, the Partnership funded an aggregate total of $2,450,480 across seven lease schedules for infrastructure equipment based in Pennsylvania. The first finance lease schedule requires 60 monthly payments of $18,548 and commenced on August 1, 2020. The second schedule requires 48 monthly payments of $15,823 and commenced on August 1, 2020. The third schedule requires 48 monthly payments of $4,054 and commenced on May 1, 2020. The fourth schedule requires 60 monthly payments of $484 and commenced on August 1, 2020. The fifth schedule requires 60 monthly payments of $5,277 and commenced on September 1, 2020. The sixth schedule requires 60 monthly payments of $9,522 and commenced on October 1, 2020. The seventh schedule requires 60 monthly payments of $4,081 and commenced on October 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

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

Infrastructure Equipment

On August 28, 2020, the Partnership funded a finance lease for $954,498 for infrastructure equipment based in North Carolina. The finance lease requires 60 monthly payments of $21,498 and commenced on October 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment.

On December 23, 2020, the Partnership funded a finance lease for $990,466 for infrastructure equipment based in Missouri. The finance lease requires 36 monthly payments of $32,217 and will commences on January 1, 2021. The lease is secured by a first priority lien against the infrastructure equipment.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Units are not publicly traded, and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 31, 2021
General Partner	1
Limited Partners	616

We pay, at the sole discretion of our Investment Manager and contingent upon the availability of funds, quarterly cash distributions to each Limited Partner computed at 1.5% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution. During the year ended December 31, 2020, we made quarterly cash distributions to our Limited Partners totaling approximately $1,527,000, and we accrued $255,362 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $255,362 at December 31, 2020. During the year ended December 31, 2019, we made quarterly cash distributions to our Limited Partners totaling approximately $1,804,000, and we accrued $511,318 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $511,318 at December 31, 2019. At December 31, 2020 and 2019 we declared and accrued a distribution of $12,685 and $19,430, respectively, for distributions due to our General Partner which resulted in distributions payable to our General Partner of $48,698 and $36,013 at December 31, 2020 and 2019, respectively.

We are required pursuant to Financial Industry Regulatory Authority, Inc. (“FINRA”) Rule 2310(b)(5) to disclose in each annual report distributed to our Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is $9.57 per Unit at December 31, 2020. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this estimated value. There is no significant public trading market for our Units at this time and none is expected to develop. There can be no assurance that Limited Partners could receive $9.57 per Unit if such a market did exist and they sold their Units, or that they will be able to receive such amount for their Units in the future. At December 31, 2020, we were in our Operating Period which we began on October 3, 2016. Our Offering Period began on August 11, 2016 and concluded on March 31, 2019.

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

The redemption price we offer to repurchase our Units utilizes a different valuation methodology than that which we use to determine the current value of our Units for ERISA and FINRA purposes described above. Therefore, the $9.57 per Unit does not reflect the amount that a Limited Partner should expect to receive under our redemption plan. In addition, there can be no assurance that a Limited Partner will be able to redeem their Units under our redemption plan. A Limited Partner may not redeem their Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by any of our Limited Partners.

Item 6. Selected Financial Data.

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenue, net	$929,058	$2,259,881
Net (loss) income	$(1,690,548)	$175,174
Net (loss) income allocable to Limited Partners	$(1,673,643)	$173,422
Weighted average number of limited partnership interests outstanding	2,532,772.53	1,302,315.04
Net (loss) income per weighted average number of limited partnership interests outstanding	$(0.66)	$0.13
Distributions declared to Limited Partners	$1,270,902	$1,945,025
Distributions per weighted average number of limited partnership interests outstanding	$.50	$1.49

	December 31, 2020	December 31, 2019
Total assets	$28,887,427	$29,345,026
Partners’ Equity	$15,192,999	$18,167,134

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

Current Business Environment and Outlook

In December 2019, a novel strain of coronavirus (also known as COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States and Europe. The outbreak has continued to spread and is currently classified as a pandemic. Efforts to contain the spread of this coronavirus has intensified. To date, COVID-19 has had a negative impact on our business and an impairment loss of $1,592,055 was recorded as a result of that impact. Although the Partnership currently expects that the disruptive impact of coronavirus on its business will be temporary, this situation continues to evolve and improve and therefore the Partnership doesn’t think that the coronavirus will directly or indirectly have a continued negative effect on its business and operating results.

We believe that 2021 will present attractive opportunities for equipment lease and asset finance investments. The effects of the pandemic will continue with business restrictions and suppressed spending during the winter months. GDP growth will be weighted toward the second half of 2021, and the upside potential for economic growth later in the year is substantial with 4.7% GDP growth forecast for 2021. We expect that capital spending will show positive growth. The way that millions of Americans live, work and socialize was impacted by the pandemic and required many businesses to reconfigure business operations. We believe this is likely to continue in 2021, providing a sustained boost to equipment investment in the first half of the year, resulting in positive 7.8% growth for the year. We believe that a vast majority of U.S. businesses will acquire equipment through financing. The propensity to finance equipment is higher than it has been over the last two to three years as long-term interest rates have fallen sharply. We believe the Fed is committed to keeping interest rates at or near zero for several years, which bodes well for businesses seeking financing. The Fed’s infusions of liquidity into the money supply also make cash more available and stabilizing for the economy. We believe customer demands and products will evolve beyond pandemic needs. Demand for equipment needed to connect employees working from home will change as organizations adopt hybrid workplace models and make other adjustments for conducting business. The growth of bundled, managed services agreements and efficient customer service solutions will continue as businesses seek greater support and flexibility in acquiring and managing equipment. We believe reduced travel, less need for commercial space and technology upgrades will be among wide-ranging impacts in the wake of the pandemic. Many key equipment types will show growth as a result of the pandemic. We believe broad-based investment growth is expected across a range of equipment types after plunging to historic lows in Q2 2020. We believe medical equipment should benefit from vaccine distribution and resumption of elective medical procedures. We believe construction equipment investment should improve with increased demand for single-family homes, while trucks will get a boost from demand for over-the-road transportation as consumer spending strengthens throughout the year. We believe travel, airlines and hospitality will continue to be negatively impacted until full deployment of vaccines. We believe digitalization will be pervasive in the post-COVID equipment finance environment. We believe innovation from the digital adoption of modern smart technology and business models built around that technology will leap forward in equipment finance in 2021. E-signatures and e-leasing, deployed rapidly during the pandemic out of necessity for contactless transactions, will continue to be widely adopted. We believe E-commerce solutions will continue to skyrocket to meet customer demands. We also expect equipment finance companies to continue to create remote and contactless back office operations, and speed of processes, with compliance a priority. Federal and state government action could have wide-ranging policy implications. Overall we think that businesses have a positive outlook for growth in the latter half of 2021 and we anticipate capital asset and equipment acquisition will be an essential part of that growth.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2021 Equipment Leasing and Financing U.S. Economic Outlook” the U.S. economy’s growth in 2021 is poised to experience growth of 4.7% while equipment and software investment should expand by about 7.8%. Equipment investment growth fared better than overall GDP growth in 2020 as businesses invested to adapt to the COVID-19 pandemic, and growth should remain well into positive territory in the beginning of 2021. The manufacturing sector recovery continued in late 2020. Shipments and new orders of core capital goods rose to record levels as firms in several industries responded to elevated demand. Though output is relatively close to pre-pandemic levels, manufacturing employment remains significantly depressed. The Federal Reserve remains committed to keeping interest rates at or near zero for several years. The Fed also intends to continue its liquidity-boosting measures, though Fed officials have stated that monetary policy alone is likely insufficient to prop up the U.S. economy. The pandemic’s economic effects have been uneven: lower-income households and certain industries have borne the brunt of the pain. Despite the ongoing recovery, millions of households are struggling to meet basic needs and many small businesses are in survival mode. While financial stress will likely rise in 2021, a targeted stimulus bill in the coming weeks could provide a bridge for consumers and businesses until a vaccine is widely available in the spring or summer of 2021 – paving the way for an economic surge in the second half of the year.

Recent Significant Transactions

Operating Lease

On January 18, 2018, the Partnership entered into a lease facility for $2,188,377 of fabrication equipment with a company based in Texas. The lease requires 42 monthly payments of $57,199 with the first and last payments due in advance. During 2018, the Partnership received payments totaling $403,363 from this lessee. On February 28, 2019, the lease was amended and restated to a 60 month lease commencing on March 1, 2019. The lease requires 24 monthly payments of $31,000 and 36 monthly payments of $40,000. In 2019, the Partnership reclassified this lease from a finance lease to an operating lease. The lease is secured by a first priority lien against the fabrication equipment. On December 9, 2020, the Partnership terminated the operating lease and assumed all rights, title and interest in the fabrication equipment. On December 15, 2020, the Partnership sold a majority of the equipment for total cash proceeds of $475,830. The equipment had a net book value of $1,261,830 resulting in a loss on sale of $786,000. As of December 31, 2020, the remaining piece of equipment has a liquidation value of $219,915. In February 2021, the Partnership sold the remaining piece of equipment for cash proceeds of $219,915.

Infrastructure Equipment

On June 29, 2018, the Partnership entered into a lease facility for $1,199,520 for water pumps based in North Dakota. The finance lease requires 48 monthly payments of $31,902 with the first and last payments due in advance. On October 31, 2018, the Partnership entered into a second lease facility for $529,239 for water pumps. The finance lease requires 36 monthly payments of $17,888 with the first and last payments due in advance. On January 29, 2019, the Partnership entered into a third lease facility for $67,500 for water pumps. On January 29, 2019, the Partnership funded $33,750 and on April 9, 2019, the Partnership funded the remaining $33,750. The finance lease requires 36 monthly payments of $2,282 with the first and last payments due in advance and commences on May 1, 2019. On June 19, 2019, the Partnership entered into and funded a fourth lease facility for $1,270,125 for water pumps and other equipment. The finance lease requires 36 monthly payments of $43,565 with the first and last payments due in advance and commences on July 1, 2019. On August 7, 2019, the Partnership entered into and funded a fifth lease facility for $27,351 for water pumps. The finance lease requires 36 monthly payments of $938 with the first and last payments due in advance and commences on August 7, 2019. On August 29, 2019, the Partnership entered into a sixth lease facility for $196,803 for water pumps, and on September 12, 2019 the lease facility was funded. The finance lease requires 36 monthly payments of $6,750 with the first and last payments due in advance and commences on August 29, 2019. During the year ended December 31, 2020, the Partnership received total cash of $1,899,149 as total payoff of five lease schedules. The five finance lease schedules had a net book value of $1,713,589 resulting in an increase in finance income of $185,560 and the customer maintained all rights to the water pumps. In October 2020, the Partnership terminated the remaining lease schedule and assumed all rights, title and interest in the equipment. As of December 31, 2020, the remaining lease schedule has a liquidation value of $128,500.

Infrastructure Equipment

On May 30, 2019, the Partnership entered into a lease facility for $3,600,000 for industrial dryers based in Kentucky. On May 31, 2019, the Partnership advanced $3,600,000 under this lease facility. The finance lease requires 48 monthly payments of $94,802 with the first and last payments due in advance and commences on November 1, 2019. On November 18, 2019, the Partnership issued a Notice of Default letter to the company, and on November 25, 2019, the Partnership issued a Notice of Lease Commencement and Demand Notice for payment from the company. On December 31, 2019, the company paid $75,000 to the Partnership, and entered into a forbearance agreement with the Partnership. In January 2020, a group of three small creditors filed an involuntary bankruptcy petition against the company. As a result, in February 2020, the company filed for Chapter 11 bankruptcy. The lease is secured by a first priority lien against the industrial dryers. On July 20, 2020, the Partnership obtained a stay relief order from the bankruptcy court and on August 6, 2020, the Partnership entered into a settlement agreement and mutual release with the vendor and moved the equipment to its own location. The Partnership is actively remarketing the equipment, and is currently in contact with prospective buyers. The Partnership expected to receive full book value for this equipment, but during the fourth quarter of 2020, due to the continued impact of COVID-19 and based on discussions with third parties, the Partnership reassessed this lease and decided to place an impairment on this lease. As of December 31, 2020, the Partnership placed an impairment on this finance lease of $751,685 and reclassified this lease to Other Assets.

Fish Processing Equipment

On November 26, 2019, the Partnership entered into a lease facility for $1,230,754 for fish processing equipment based in Alaska. On November 26, 2019, the Partnership advanced $1,107,679 under this lease facility. On March 25, 2020, the Partnership advanced the remaining $123,075 under this lease facility. The finance lease requires 55 monthly payments of $29,218 and a final payment of $184,613, with first month due in advance and commenced on April 1, 2020. The lease is secured by a first priority lien against the fish processing equipment. On October 7, 2020, the Partnership terminated the lease facility for fish processing equipment. The Partnership is pursuing multiple options for liquidating the equipment including working with the landlord of the current processing facility to market the facility to new operators as a turnkey operation and working with the equipment manufacturer to identify interested purchasers in the surrounding region that would then transport the equipment to an alternate facility. As of December 31, 2020, the Partnership placed an impairment on this finance lease of $430,836 and reclassified this lease to Other Assets.

Telecommunication Equipment

On January 23, 2020, the Partnership entered into a finance lease for $3,720,970 of telecommunication equipment based in Illinois. On January 23, 2020, the Partnership advanced $3,192,259 as equipment lease schedule 1 (“Schedule 1”), and $528,711 as equipment lease schedule 2 (“Schedule 2”) under this finance lease. The Schedule 1 lease requires 42 monthly payments of $93,302, and Schedule 2 lease requires 42 monthly payments of $15,453. During the year ended December 31, 2020, the Partnership temporarily reduced the monthly payments of both lease schedules. The lease is secured by a first priority lien against the telecommunication equipment. As of December 31, 2020, the Partnership placed an impairment on this finance lease of $366,991 and reclassified this lease to Other Assets.

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

Construction Equipment

On February 10, 2020, the Partnership funded a finance lease for $1,535,424 for construction equipment based in Ohio. Commencing April 1, 2020, the finance lease required 35 monthly payments of $48,110 with a final payment of $298,915. In June 2020, the payment stream was amended to 33 monthly payments of $46,980 with a final payment of $291,891. The lease is secured by a first priority lien against the construction equipment.

Operating Lease

On February 11, 2020, the Partnership received cash of $125,047 as total payoff, in connection with the operating lease facility entered into on October 18, 2016. The operating lease had a net book value of $47,832 resulting in gain on sale of $77,215 and the customer maintained all rights to the equipment.

Collateralized Loans Receivable

On March 2, 2020, the Partnership entered into a loan and facility agreement for various store front and kitchen equipment to a borrower based in Utah. Under this facility, each promissory note accrues interest at a rate of 16.2% per annum and matures 52 months after date of funding. The borrower will make 3 monthly interest only payments of $3,033, followed by 48 monthly principal and interest payments of $5,733, and a final payment of $45,000 upon maturity. On March 2, 2020, the Partnership entered into and funded a promissory note for $225,000, and interest only payments commenced in April 2020. On June 1, 2020, the Partnership funded a second promissory note for $225,000, and interest only payments commenced in July 2020. The note is secured by a first priority lien against the various store front and kitchen equipment. An affiliate of the borrower by way of common ownership has provided a guaranty with respect to the loan and security agreement.

Infrastructure Equipment

From March 26, 2020 through September 22, 2020, the Partnership funded an aggregate total of $2,450,480 across seven lease schedules for infrastructure equipment based in Pennsylvania. The first finance lease schedule requires 60 monthly payments of $18,548 and commenced on August 1, 2020. The second schedule requires 48 monthly payments of $15,823 and commenced on August 1, 2020. The third schedule requires 48 monthly payments of $4,054 and commenced on May 1, 2020. The fourth schedule requires 60 monthly payments of $484 and commenced on August 1, 2020. The fifth schedule requires 60 monthly payments of $5,277 and commenced on September 1, 2020. The sixth schedule requires 60 monthly payments of $9,522 and commenced on October 1, 2020. The seventh schedule requires 60 monthly payments of $4,081 and commenced on October 1, 2020. The leases are secured by a first priority lien against the infrastructure equipment.

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

On December 23, 2020, the Partnership funded a finance lease for $990,466 for infrastructure equipment based in Missouri. The finance lease requires 36 monthly payments of $32,217 and will commences on January 1, 2021. The lease is secured by a first priority lien against the infrastructure equipment.

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

Long-lived Asset Impairments

The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. There was no evidence of a triggering event for the years ended December 31, 2020 and 2019.

Collateralized Loans Receivable, net

Collateralized loans receivable are reported in our consolidated balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased notes and loans. Costs to originated notes, if any, are reported as other assets in our balance sheets. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Collateralized loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Finance Lease Receivables and Allowance for Loan and Lease Accounts

In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2020, an impairment was determined to exist for a collateralized loan receivable and for finance leases and an impairment loss was recorded. There is a provision for loan and lease losses of $1,592,055. At December 31, 2019, an allowance for doubtful lease, notes and loan accounts is not provided since, in the opinion of the Investment Manager, all accounts recorded were deemed collectible.

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

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption was permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership has adopted ASU 2016-02 on January 1, 2019 and determined there was no significant impact on its consolidated financial statements of initial application.

During March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. Entities may elect the optional expedients and exceptions included in ASU 2020-04 as of March 12, 2020 and through December 31, 2022. The Partnership is currently assessing the effect that electing the optional expedients and exceptions included in ASU 2020-04 would have on its results of operations, financial position and cash flows.

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

Results of Operations for the Years Ended December 31, 2020 and 2019

We are currently in our Operating Period. The Offering Period was declared effective by the SEC on August 11, 2016, and concluded on March 31, 2019. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and will last for four years from that date unless extended at the sole discretion of the General Partner. The General Partner extended the Operating Period for an additional year. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. Through December 31, 2020, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Our revenue for the years ended December 31, 2020 and 2019 are summarized as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenue:
Rental income	$296,368	$419,024
Finance income	2,418,960	1,403,049
Interest income	520,775	437,120
Other income	527	688
Total Revenue	$3,236,630	$2,259,881
Loss on sale of assets	(715,517)	-
Provision for loan and lease losses	(1,592,055)	-
Revenue, net	$929,058	$2,259,881

For the year ended December 31, 2020, we earned $296,368 in rental income from one fabrication equipment operating lease. We received monthly lease payments of approximately $10,010,000 and recognized $2,418,960 in finance income from 44 finance leases during the same period. We also recognized $520,775 in interest income from collateralized loans receivable during the same period. We also had a loss on sale of assets of $715,517 from the sale of various operating leases. We also incurred a provision for loan and lease losses of $1,592,055 as a result of an impairment loss on finance leases and on a collateralized loan receivable during the year ended December 31, 2020. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will steadily grow during 2021.

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

Our expenses for the years ended December 31, 2020 and 2019 are summarized as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Expenses:
Management fees — Investment Manager	$750,000	$750,000
Interest Expense	810,866	83,245
Depreciation	279,186	329,146
Professional fees	438,085	669,570
Administration expense	335,292	244,238
Other expenses	6,177	8,508
Total Expenses	$2,619,606	$2,084,707

For the year ended December 31, 2020, we incurred $2,619,606 in total expenses. We paid $750,000 in management fees to our Investment Manager during the year ended December 31, 2020. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $279,186 in depreciation expense and $335,292 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $810,866 related to our loan payable. Lastly, we incurred $438,085 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Income (Loss)

As a result of the factors discussed above, we reported a net loss for the year ended December 31, 2020 of $1,690,548 as compared to a net income of $175,174 for the year ended December 31, 2019.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash provided by (used in):
Operating activities	$8,303,762	$3,021,495
Investing activities	$(12,598,560)	$(15,135,857)
Financing activities	$1,068,514	$13,986,764

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

Operating Activities

Cash provided by operating activities for the year ended December 31, 2020 was $8,303,762 and was primarily driven by the following factors: receipt of approximately $10,010,000 in minimum rental payments from finance leases acquired during the year, depreciation expense of approximately $279,000, provision for loan and lease losses of approximately $1,592,000, an increase in accrued interest income of approximately $547,000, and an increase in loss on sale of assets of approximately $716,000. Offsetting these fluctuations was net loss for the year ended December 31, 2020 of approximately $1,691,000, finance income of approximately $2,419,000, accrued interest income of approximately $521,000, a decrease in other assets of approximately $122,000, and a decrease in deferred revenue of approximately $154,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

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

Investing Activities

Cash used in investing activities was $12,598,560 for the year ended December 31, 2020, which consisted of approximately $1,675,000 and $12,520,000 that we paid for the purchase of collateralized loan receivables and finance leases, respectively, offset by approximately $1,003,000 in cash received from collateralized loan receivables and approximately $594,000 in proceeds from sale of leased assets.

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

Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 was $1,068,514 and was primarily due to cash received from loan payable of $13,362,000, offset by payments of approximately $11,037,000 on the loan payable, and $1,527,000 in distributions to limited partners.

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

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the year ended December 31, 2020, we made quarterly cash distributions to our Limited Partners totaling approximately $1,527,000, and we accrued $255,362 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $255,362 at December 31, 2020. During the year ended December 31, 2019, we made quarterly cash distributions to our Limited Partners totaling approximately $1,804,000, and we accrued $511,318 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $511,318 at December 31, 2019. At December 31, 2020 and 2019 we declared and accrued a distribution of $12,685 and $19,430, respectively, for distributions due to our General Partner which resulted in distributions payable to our General Partner of $48,698 and $36,013 at December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, the Partnership does not have any unfunded commitments for any investments.

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

On January 28, 2021, the Partnership received cash of $625,854 as total payoff, in connection with the loan agreement entered into on December 11, 2018. The loan had an outstanding balance of $602,129 resulting in additional income of $23,725.

On March 12, 2021, the Partnership funded $750,000 for a lease facility of a welding system with a company based in Louisiana. The finance lease requires 42 monthly payments of $29,120. The lease is secured by a first priority lien against the welding system.

On March 22, 2021, the Partnership funded $2,218,258 for a lease facility for glass manufacturing equipment with a company based in Kentucky. The finance lease requires 36 monthly payments of $70,912. The lease is secured by a first priority lien against the glass manufacturing equipment.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Arboretum Silverleaf Income Fund, L.P. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arboretum Silverleaf Income Fund, L.P. and Subsidiary (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in partners’ equity, and cash flows for the years ended December 31, 2020 and 2019, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan and Lease Losses

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the allowance for loan and lease losses represents management’s estimate of probable incurred credit losses in the Partnership’s loan and lease portfolio. As of December 31, 2020, the allowance for loan and lease losses was approximately $1.6 million. The Partnership’s portfolio of loans and leases was approximately $27 million. In calculating the allowance for loan and lease losses, the Partnership assesses historical loss experience based on loan and lease type and qualitative factor adjustments for changes not reflected in the historical loss experience.

The determination of the qualitative factor adjustments involves a higher degree of management subjectivity, and includes factors such as concentrations, delinquencies, lease or loan modifications, economic conditions (including the impact of COVID-19) and the amount of loss in the event of default.

The principal consideration for our determination that performing procedures relating to the allowance for loan and lease losses is a critical audit matter is that significant judgment and estimation is exercised by management in determining the allowance for loan and lease losses, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence obtained relating to the allowance for loan and lease losses, including the qualitative component.

How the Critical Audit Matter was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for estimating the allowance for loan and lease losses, including evaluating the appropriateness of the methodology and the Partnership’s risk rating of each loan and lease in its asset portfolio, testing the completeness and accuracy of certain data used in the allowance for loan and lease losses, and evaluating the reasonableness of significant assumptions and judgments used by management to estimate the qualitative component of the allowance for loan and lease losses including those judgments related to the impact of concentrations, economic conditions and other considerations.

/s/ Baker Tilly US, LLP
New York, New York
We have served as the Partnership’s auditor since 2016.
March 31, 2021

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019

Assets

Cash and cash equivalents	$1,838,659	$5,064,943
Investments in finance leases, net	15,767,235	18,764,984
Investments in equipment subject to operating leases, net	-	1,808,764
Collateralized loans receivable, including accrued interest of $4,667 and $12,003, respectively	3,986,896	3,131,307
Other assets	7,294,637	575,028
Total Assets	$28,887,427	$29,345,026

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$247,582	$238,932
Loan payable, including accrued interest of $95,135 and $37,103, respectively	12,375,581	9,722,177
Distributions payable to Limited Partners	255,362	511,318
Distributions payable to General Partner	48,698	36,013
Security deposit payable	49,391	49,391
Deferred revenue	717,814	620,061
Total Liabilities	13,694,428	11,177,892

Partners’ Equity (Deficit):
Limited Partners	15,272,406	18,216,951
General Partner	(79,407)	(49,817)
Total Equity	15,192,999	18,167,134
Total Liabilities and Partners’ Equity	$28,887,427	$29,345,026

The accompanying notes are an integral part of these consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Consolidated Statements of Operations

For the Years Ended December 31, 2020 and 2019

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Revenue
Rental income	$296,368	$419,024
Finance income	2,418,960	1,403,049
Interest income	520,775	437,120
Other income	527	688
Total Revenue	3,236,630	2,259,881
Loss on sale of assets	(715,517)	-
Provision for loan and lease losses	(1,592,055)	-
Revenue, net	929,058	2,259,881

Expenses
Management fees - Investment Manager	750,000	750,000
Interest expense	810,866	83,245
Depreciation	279,186	329,146
Professional fees	438,085	669,570
Administration expense	335,292	244,238
Other expenses	6,177	8,508
Total Expenses	2,619,606	2,084,707
Net (loss) income	$(1,690,548)	$175,174

Net (loss) income attributable to the Partnership
Limited Partners	$(1,673,643)	$173,422
General Partner	(16,905)	1,752
Net (loss) income attributable to the Partnership	$(1,690,548)	$175,174

Weighted average number of limited partnership interests outstanding	2,532,772.53	1,302,315.04

Net (loss) income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.66)	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Partners’ Equity (Deficit)

For the Years Ended December 31, 2020 and 2019

	Limited Partnership Interests	Total Equity	General Partner	Limited Partners
Balance, January 1, 2019	1,935,481.94	$13,850,728	$(32,139)	$13,882,867

Partners’ capital contributions	600,190.59	6,001,906	-	6,001,906
Offering expenses	-	545,974	-	545,974
Underwriting fees	-	(418,337)	-	(418,337)
Net income	-	175,174	1,752	173,422
Distributions to partners	-	(1,964,455)	(19,430)	(1,945,025)
Redemptions to partners	(2,900.00)	(23,856)	-	(23,856)

Balance, December 31, 2019	2,532,772.53	$18,167,134	$(49,817)	$18,216,951

Net loss	-	(1,690,548)	(16,905)	(1,673,643)
Distributions to partners	-	(1,283,587)	(12,685)	(1,270,902)

Balance, December 31, 2020	2,532,772.53	$15,192,999	$(79,407)	$15,272,406

The accompanying notes are an integral part of these consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	For the year ended December 31, 2020	For the year ended December 31, 2019

Cash flows from operating activities:
Net (loss) income	$(1,690,548)	$175,174

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(2,418,960)	(1,403,049)
Accrued interest income	(520,775)	(437,343)
Provision for loan and lease losses	1,592,055	-
Depreciation	279,186	329,146
Loss on sale of assets	715,517	-
Change in operating assets and liabilities:
Minimum rents receivable	10,009,831	3,930,849
Accrued interest income	546,701	432,190
Other assets	(122,079)	(574,680)
Accounts payable and accrued liabilities	8,650	113,513
Accrued interest on loan payable	58,032	37,103
Security deposit payable	-	49,391
Deferred revenue	(153,848)	368,113
Funding liability for collateralized loans and leases	-	1,088
Net cash provided by operating activities	8,303,762	3,021,495

Cash flows from investing activities:
Purchase of finance leases	(12,520,249)	(15,346,019)
Origination and purchases of loans receivable, net of amortization, prepayments and satisfactions	(672,457)	(37,035)
Proceeds from sale of collateralized loans receivable	-	146,341
Proceeds from sale of leased assets	594,146	100,856
Net cash used in investing activities	(12,598,560)	(15,135,857)

Cash flows from financing activities:
Proceeds from loan payable	13,632,000	10,600,000
Repayments of loan payable	(11,036,628)	(914,926)
Limited Partner capital contributions	-	5,916,286
Limited Partner distributions	(1,526,858)	(1,803,997)
Limited Partner redemptions	-	(23,856)
Cash paid for underwriting fees	-	(332,717)
Cash paid for offering costs	-	545,974
Net cash provided by financing activities	1,068,514	13,986,764

Net (decrease) increase in cash and cash equivalents	(3,226,284)	1,872,402
Cash and cash equivalents, beginning of year	5,064,943	3,192,541
Cash and cash equivalents, end of year	$1,838,659	$5,064,943

Supplemental disclosure of other cash flow information:
Cash paid for interest, net of amounts capitalized	$752,834	$-

Supplemental disclosure of non-cash investing and financing activities:
Units issued as underwriting fee discount	$-	$85,620
Distributions payable to General Partner	$12,685	$19,430
Distributions payable to Limited Partners	$255,362	$511,318
Reclassification of investment in finance leases to other assets	$7,927,127	$2,010,412
Reclassification of investment in equipment subject to operating leases to other assets	$219,915	$-
Funding liability for collateralized loans and leases	$-	$(82,960)

The accompanying notes are an integral part of these consolidated financial statements.

Arboretum Silverleaf Income Fund, L.P. and Subsidiary

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

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

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly at 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). During the year ended December 31, 2020, we made quarterly cash distributions to our Limited Partners totaling approximately $1,527,000, and we accrued $255,362 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $255,362 at December 31, 2020. During the year ended December 31, 2019, we made quarterly cash distributions to our Limited Partners totaling approximately $1,804,000, and we accrued $511,318 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $511,318 at December 31, 2019. At December 31, 2020 and 2019 we declared and accrued a distribution of $12,685 and $19,430, respectively, for distributions due to our General Partner which resulted in distributions payable to our General Partner of $48,698 and $36,013 at December 31, 2020 and 2019, respectively.

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

Principles of Consolidation — The consolidated financial statements include the accounts of the Partnership and Lifestyle Leasing, where the Partnership has the primary economic benefits of ownership. On May 24, 2019, the Partnership dissolved Lifestyle Leasing and this entity did not have operations in 2019. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

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

Collateralized Loans Receivable, Net — Collateralized loans receivable are reported in the consolidated financial statements as the outstanding principal balance net of any unamortized deferred fees, and premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the consolidated financial statements and amortized to expense over the estimated life of the loan. Income is recognized over the life of the note agreement. On certain collateralized loans receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Collateralized loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due and all unpaid accrued interest is reversed. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Finance Lease Receivables and Allowance for Loan and Lease Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2020, an impairment was determined to exist for a collateralized loan receivable and for finance leases and an impairment loss was recorded. There is a provision for loan and lease losses of $1,592,055. At December 31, 2019, an allowance for doubtful lease, notes and loan accounts is not provided since, in the opinion of the Investment Manager, all accounts recorded were deemed collectible.

Long-lived Asset Impairments — The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. There was no evidence of a triggering event for the years ended December 31, 2020 and 2019.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of December 31, 2020, there were no expected liabilities to be incurred under the BBA.

The Partnership has adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the consolidated financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2020 and 2019, and does not expect any material adjustments to be made. The tax years 2020, 2019, 2018 and 2017 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities, ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption was permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership has adopted ASU 2016-02 on January 1, 2019 and determined there was no significant impact on its consolidated financial statements of initial application.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements.

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At December 31, 2020, the Partnership has a due from its Investment Manager balance of $433,510, which is included in Other Assets in the consolidated balance sheets. At December 31, 2019, the Partnership has a due from its Investment Manager balance of $544,945, which is included in Other Assets in the consolidated balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at December 31, 2020 and 2019.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the years ended December 31, 2020 and 2019, the Partnership paid $750,000, in management fees to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the years ended December 31, 2020 and 2019, the Partnership paid $205,861 and $238,933, respectively, of structuring fees to the Investment Manager.

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

For the years ended December 31, 2020 and 2019, the Partnership incurred the following transactions with American Elm:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Balance - beginning of year	$—	$—
Underwriting fees earned by American Elm	—	118,326
Payments by the Partnership to American Elm	—	(118,326)
Balance - end of year	$—	$—

For the years ended December 31, 2020 and 2019, the Partnership incurred the following underwriting fee transactions:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Underwriting discount incurred by the Partnership	$-	$85,620
Underwriting fees earned by American Elm	-	118,326
Underwriting fees paid to outside brokers	-	214,391
Total underwriting fees	$-	$418,337

4. Investments in Finance Leases.

At December 31, 2020 and 2019, net investments in finance leases consisted of the following:

	2020	2019
Minimum rents receivable	$18,550,416	$23,001,407
Estimated unguaranteed residual value	71,616	146,569
Unearned income	(2,854,797)	(4,382,992)

	$15,767,235	$18,764,984

5. Investment in Equipment Subject to Operating Leases.

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2020 is as follows:

Description	Cost Basis	Accumulated Depreciation	Reclass to Other Assets	Net Book Value

Food equipment	$286,994	$286,994	$-	$-
Fabrication Equipment	$2,010,412	$528,667	$1,481,745	$-
	$2,297,406	$815,661	$1,481,745	$-

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2019 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
Food equipment	$334,826	$284,739	$50,087
Fabrication Equipment	$2,010,412	$251,735	$1,758,677
	$2,345,238	$536,474	$1,808,764

Depreciation expense for the years ended December 31, 2020 and 2019 was $279,186 and $329,146, respectively.

6. Collateralized Loans Receivable.

The Partnership has no allowance for loan losses or nonperforming loans at December 31, 2020 and 2019. The future principal maturities of the Partnership’s performing collateralized loans receivable at December 31, 2020 are as follows:

Years ending December 31,
2021	$1,478,397
2022	2,150,858
2023	142,384
2024	199,476
2025	11,114
Thereafter	—
Total	$3,982,229

7. Other Assets.

Other assets of $7,294,637 primarily consists of equipment that is off lease and currently being remarketed for release/sale and is primarily made up of $3,006,741 related to infrastructure equipment, $2,705,989 related to telecommunication equipment and $800,000 related to fish processing equipment,.

8. Loan Payable.

On October 18, 2019, the Partnership entered into a loan and security agreement with a third party lender for a $25,000,000 loan facility (of which $20,000,000 is a Term Loan and $5,000,000 is a Revolving Loan) with a maturity date of October 18, 2022. During the years ended December 31, 2020 and 2019, the Partnership borrowed a total of $13,632,000 and $10,600,000, respectively under the Term and Revolver Loans. Interest on the drawn funds shall accrue at a rate of 3 month LIBOR Rate (with a floor of 1%) plus 5.6% per annum (6.6% as of December 31, 2020 and 7.5% as of December 31, 2019). During the years ended December 31, 2020 and 2019, the Partnership repaid total principal of $11,036,628 and $914,926, respectively.

The future maturities of the Partnership’s loan payable at December 31, 2020 are as follows:

Years ending December 31,
2021	$—
2022	12,375,581
Total	$12,375,581

9. Fair Value of Financial Instruments.

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Collateralized loans receivable	$3,986,896	$3,986,896	$3,131,307	$3,131,307

Liabilities:
Loan payable	$12,375,581	$12,375,581	$9,722,177	$9,722,177

10. Income Tax Reconciliation.

As of December 31, 2020 and 2019, total Partners’ Equity included in the consolidated financial statements was $15,192,999 and $18,167,134, respectively. As of December 31, 2020 and 2019, total Partners’ Equity for federal income tax purposes was $19,177,248 and $20,661,855. The primary differences are organizational and offering expenses and distribution expenses, which are a reduction in Limited Partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes and differences in depreciation and amortization for financial reporting purposes and federal income tax purposes.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of December 31, 2020, there were no expected liabilities to be incurred under the BBA.

The following table reconciles the net income (loss) for financial statement reporting purposes to the net income for federal income tax purposes for the years ended December 31, 2020 and 2019:

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Net (loss) income per consolidated financial statements	$(1,690,548)	$175,174
Depreciation and amortization	(915,742)	(79,739)
Advanced rental payments	9,293	(218,714)
Gain on fixed assets	19,844	—
Provision for loan and lease losses	1,592,055	—
Loan origination fees	102,218	406,932
Amortization of loan origination fees	(171,721)	(22,607)
Tax lease adjustments	1,523,205	89,138
Loan non-accruals	—	(24,804)
Net income for federal income tax purposes	$468,604	$325,380

11. Indemnifications.

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

12. Selected Quarterly Financial Data.

The following table is a summary of selected financial data, by quarter:

	Quarterly Information (unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2020
Revenue, net	$891,087	$816,462	$800,993	$(1,579,484)	$929,058

Net income (loss) allocable to Limited Partners	$224,681	$184,584	$147,446	$(2,230,354)	$(1,673,643)
Weighted average number of limited partnership interests outstanding	2,532,772.53	2,532,772.53	2,532,772.53	2,532,772.53	2,532,772.53
Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$0.09	$0.07	$0.06	$(0.88)	$(0.66)

	Quarterly Information (unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2019
Revenue, net	$433,986	$468,274	$688,197	$669,424	$2,259,881

Net income (loss) allocable to Limited Partners	$107,350	$(19,868)	$312,797	$(226,857)	$173,422
Weighted average number of limited partnership interests outstanding	3,447,824.20	2,535,672.53	2,535,672.53	2,535,546.44	1,302,315.04
Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$0.03	$(0.01)	$0.12	$(0.09)	$0.13

13. Business Concentrations.

For the year ended December 31, 2020, the Partnership had one lessees which accounted for approximately 95% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2019, the Partnership had two lessees which accounted for approximately 74% and 26% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2020, the Partnership had four leases which accounted for approximately 15%, 13%, 12% and 10% of the Partnership’s income derived from finance leases. For the year ended December 31, 2019, the Partnership had two leases which accounted for approximately 24% and 20% of the Partnership’s income derived from finance leases. For the year ended December 31, 2020, the Partnership had two promissory notes which accounted for approximately 60% and 21% of the Partnership’s interest income derived from collateralized loans receivable. For the year ended December 31, 2019, the Partnership had two promissory notes which accounted for approximately 56% and 38% of the Partnership’s interest income derived from collateralized loans receivable.

At December 31, 2020, the Partnership had three lessees which accounted for approximately 16%, 15%, and 15%, of the Partnership’s investment in finance leases. At December 31, 2019, the Partnership had three lessees which accounted for approximately 19%, 16%, and 14%, of the Partnership’s investment in finance leases. At December 31, 2020, the Partnership had no investment in operating leases. At December 31, 2019, the Partnership had one lessee which accounted for approximately 97% of the Partnership’s investment in operating leases. At December 31, 2020, the Partnership had three promissory notes which accounted for approximately 59%, 16% and 11% of the Partnership’s investment in collateralized loans receivable. At December 31, 2019, the Partnership had two promissory notes which accounted for approximately 64% and 34% of the Partnership’s investment in collateralized loans receivable.

14. Geographic Information.

Geographic information for revenue for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
	United States	Total
Revenue:
Rental income	$296,368	$296,368
Finance income	$2,418,960	$2,418,960
Interest income	$520,775	$520,775

	Year Ended December 31, 2019
	United States	Total
Revenue:
Rental income	$419,024	$419,024
Finance income	$1,403,049	$1,403,049
Interest income	$437,120	$437,120

Geographic information for long-lived assets at December 31, 2020 and 2019 was as follows:

	December 31, 2020
	United States	Total
Long-lived assets:
Investment in finance leases, net	$15,767,235	$15,767,235
Collateralized loan receivable, including accrued interest	$3,986,896	$3,986,896

	December 31, 2019
	United States	Total
Long-lived assets:
Investment in finance leases, net	$18,764,984	$18,764,984
Investments in equipment subject to operating leases, net	$1,808,764	$1,808,764
Collateralized loan receivable, including accrued interest	$3,131,307	$3,131,307

15. Commitments and Contingencies.

As of December 31, 2020, the Partnership does not have any unfunded commitments for any investments.

16. COVID-19.

In December 2019, a novel strain of coronavirus (also known as COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States and Europe. The outbreak has continued to spread and is currently classified as a pandemic. Efforts to contain the spread of this coronavirus has intensified. To date, COVID-19 has had a negative impact on our business and an impairment loss of $1,592,055 was recorded as a result of that impact. Although the Partnership currently expects that the disruptive impact of coronavirus on its business will be temporary, this situation continues to evolve and improve and therefore the Partnership doesn’t think that the coronavirus will directly or indirectly have a continued negative effect on its business and operating results.

17. Subsequent Events.

On January 28, 2021, the Partnership received cash of $625,854 as total payoff, in connection with the loan agreement entered into on December 11, 2018. The loan had an outstanding balance of $602,129 resulting in additional income of $23,725.

On March 12, 2021, the Partnership funded $750,000 for a lease facility of a welding system with a company based in Louisiana. The finance lease requires 42 monthly payments of $29,120. The lease is secured by a first priority lien against the welding system.

On March 22, 2021, the Partnership funded $2,218,258 for a lease facility for glass manufacturing equipment with a company based in Kentucky. The finance lease requires 36 monthly payments of $70,912. The lease is secured by a first priority lien against the glass manufacturing equipment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2020, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of December 31, 2020. Based on the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our General Partner’s disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.

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

Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, conducted an evaluation of the effectiveness of our General Partner’s internal control over financial reporting as of December 31, 2020 based on the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, our General Partner’s management concluded that, as of December 31, 2020, its internal control over financial reporting was effective at the reasonable assurance level.

Changes in internal control over financial reporting

Beginning January 1, 2019, we implemented ASU 2016-02 Leases (Topic 842), although the adoption of the new leases standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to leases. As part of the implementation process, we assessed our lease arrangements and evaluated practical expedients and accounting policy elections to meet the reporting requirements of this standard. We also evaluated the changes in controls and processes that were necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’ which permitted us not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. There were no other change in our internal control over financial reporting during the year ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our General Partner

Our General Partner is ASIF GP, LLC, a Delaware limited liability company with offices at 100 Arboretum Drive, Suite 105, Portsmouth, New Hampshire 03801. Our General Partner was formed in January 2016. The sole member of our General Partner is Arboretum Investment Advisors, LLC, our Investment Manager. The executive officers of our General Partner are as follows:

Name	Age	Position
Claudine Aquillon	56	Chief Executive Officer and Chief Operating Officer
Michael Miroshnikov	38	President
Joshua Yifat	48	Chief Financial Officer
Michael C. Ponticello	42	Executive Vice President
Carmine Cozelino	44	Senior Vice President

Biographical information regarding the officers and directors of our General Partner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager is Arboretum Investment Advisors, LLC, a Delaware limited liability company, with offices at 100 Arboretum Drive, Suite 105, Portsmouth, New Hampshire 03801. Our Investment Manager was formed in March 2016 to act as the manager of direct participation programs, and together with certain executive officers who are members of its investment committee, is responsible for selecting, managing and disposing of our assets, equipment, leases and loans. In this regard, after we received the minimum offering proceeds and held our initial closing, we entered into the Management, Origination and Servicing Agreement under which our Investment Manager originates leases and other investments for us and services our portfolio of leases and other investments. Our Investment Manager is responsible for all aspects of the performance by its affiliates of services necessary to our operation and for the facilities, personnel, equipment, financial and other resources used by its affiliates in the performance of those services. The executive officers and advisor of our Investment Manager are as follows

Name	Age	Position
Claudine Aquillon	56	Chief Executive Officer and Chief Operating Officer
Michael Miroshnikov	38	President
Joshua Yifat	48	Chief Financial Officer
Michael C. Ponticello	42	Executive Vice President
Carmine Cozelino	44	Senior Vice President

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2020	Year Ended December 31, 2019
Arboretum Investment Advisors, LLC	Investment Manager	Management fees (1)	$750,000	$750,000
American Elm Distribution Partners, LLC	Dealer—Manager	Underwriting expense (2)	-	118,326
			$750,000	$868,326

(1)	Amount charged directly to operations.

(2)	Amount charged directly to partners’ equity.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partner’s capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partner’s capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not make a cash distribution to our General Partner during the year ended December 31, 2020 or 2019. As of December 31, 2020 and 2019, we accrued $12,685 and $19,430 for distributions payable to our General Partner. For the years ended December 31, 2020 and 2019, the General Partner’s 1% interest in our net loss was $985 and net income was $1,752, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters.

a.	We do not have any securities authorized for issuance under any equity compensation plan.
b.	We do not have any Limited Partners who own over 5% of our Units at December 31, 2020.
c.	As of March 31, 2021, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.
d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services.

During the year ended December 31, 2020 and 2019 our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non—audit services rendered by Baker Tilly US LLP, for the years ended December 31, 2020 and 2019:

	For the Year ended	For the Year ended
Description of fees	December 31, 2020	December 31, 2019
Audit fees (1)	97,000	94,000
Tax compliance fees	35,500	35,000

	$132,500	$129,000

(1)	Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1)	Documents filed as part of this Report.

a)	The following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

i)	Report of Independent Registered Public Accounting Firm
ii)	Consolidated Balance Sheets at December 31, 2020 and 2019
iii)	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019
iv)	Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2020 and 2019
v)	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
vi)	Notes to Consolidated Financial Statements for the years ended December 31, 2020 and 2019

b)	Listing of Exhibits:

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

101 The following consolidated financial statements from Arboretum Silverleaf Income Fund, L.P.’s annual report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Partners’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-211626

ASIF GP, LLC

General Partner of the Registrant

March 31, 2021

/s/ Michael Miroshnikov
Michael Miroshnikov
President
(Principal Executive Officer)

