Form 10-Q
period 2021-03-31
Arboretum Silverleaf Income Fund, L.P.
filed 2021-05-14
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

At May 14, 2021 there were 2,532,772.53 units of the Registrant’s limited partnership interests issued and outstanding.

Arboretum Silverleaf Income Fund, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
Assets

Cash and cash equivalents	$2,464,081	$1,838,659
Investments in finance leases, net	18,285,047	15,767,235
Collateralized loans receivable, including accrued interest of $4,235 and $4,667, respectively	3,165,243	3,986,896
Other assets	4,381,600	7,294,637
Total Assets	$28,295,971	$28,887,427

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$261,913	$247,582
Loan payable, including accrued interest of $60,516 and $95,135, respectively	11,721,245	12,375,581
Distributions payable to Limited Partners	-	255,362
Distributions payable to General Partner	48,698	48,698
Security deposit payable	74,391	49,391
Deferred revenue	932,389	717,814
Total Liabilities	13,038,636	13,694,428

Partners’ Equity (Deficit):
Limited Partners	15,336,062	15,272,406
General Partner	(78,727)	(79,407)
Total Equity	15,257,335	15,192,999
Total Liabilities and Partners’ Equity	$28,295,971	$28,887,427

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Operations

Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue
Rental income	$-	$108,818
Finance income	444,521	604,303
Interest income	165,218	107,483
Total Revenue	609,739	820,604
Gain on sale of assets	-	70,483
Revenue, net	609,739	891,087

Expenses
Management fees - Investment Manager	187,500	187,500
Interest expense	194,081	179,501
Depreciation	-	77,738
Professional fees	70,916	137,516
Administration expense	82,416	78,865
Other expenses	6,801	3,016
Total Expenses	541,714	664,136
Net income	$68,025	$226,951

Net income attributable to the Partnership
Limited Partners	$67,345	$224,681
General Partner	680	2,270
Net income attributable to the Partnership	$68,025	$226,951

Weighted average number of limited partnership interests outstanding	2,532,772.53	2,532,772.53

Net income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$0.03	$0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Changes in Partners’ Equity (Deficit)

Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2021	2,532,772.53	$15,192,999	$(79,407)	$15,272,406

Net income	-	68,025	680	67,345
Distributions to partners	-	(3,689)	-	(3,689)

Balance, March 31, 2021	2,532,772.53	$15,257,335	$(78,727)	$15,336,062

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2020	2,532,772.53	$18,167,134	$(49,817)	$18,216,951

Net income	-	226,951	2,270	224,681
Distributions to partners	-	(514,369)	(5,052)	(509,317)

Balance, March 31, 2020	2,532,772.53	$17,879,716	$(52,599)	$17,932,315

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended	For the three months ended
	March 31,2021	March 31,2020

Cash flows from operating activities:
Net income	$68,025	$226,951

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	-	77,738
Gain on sale of assets	-	(70,483)
Change in operating assets and liabilities:
Other assets	2,267,987	(23,774)
Accounts payable and accrued liabilities	14,331	19,806
Accrued interest on loan payable	(34,619)	25,749
Security deposit payable	25,000	-
Deferred revenue	214,575	(48,180)
Net cash provided by operating activities	2,555,299	207,807

Cash flows from investing activities:
Change in leases, net	(1,872,762)	(5,923,322)
Origination and purchases of loans receivable, net of amortization, prepayments and satisfactions	821,653	(312,266)
Proceeds from sale of leased assets	-	118,316
Net cash used in investing activities	(1,051,109)	(6,117,272)

Cash flows from financing activities:
Cash received from loan payable	2,800,000	5,300,000
Repayments of loan payable	(3,419,717)	(3,094,325)
Cash paid for Limited Partner distributions	(259,051)	(515,483)
Net cash (used in) provided by financing activities	(878,768)	1,690,192

Net increase (decrease) in cash and cash equivalents	625,422	(4,219,273)
Cash and cash equivalents, beginning of period	1,838,659	5,064,943
Cash and cash equivalents, end of period	$2,464,081	$845,670

Supplemental disclosure of other cash flow information:
Cash paid for interest	$228,701	$-

Supplemental disclosure of non-cash investing and financing activities:
Distributions payable to General Partner	$-	$5,052
Distributions payable to Limited Partners	$-	$505,152
Reclassification of other assets to investment in finance leases	$645,050	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2021 and 2020

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

American Elm Distribution Partners, LLC (“American Elm”), a Delaware limited liability company, is affiliated with our General Partner. American Elm acted initially as the selling agent for the offering of our units (“Units”). The Units are offered on a “best efforts,” “minimum-maximum” basis.

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the three months ended March 31, 2021, we made quarterly cash distributions to our Limited Partners totaling $259,051. At March 31, 2021, the Partnership did not declare or accrue distributions due to the economic uncertainties from COVID-19. At March 31, 2021, the Partnership had a distribution payable to the General Partner of $48,698. During the three months ended March 31, 2020, we made quarterly cash distributions to our Limited Partners totaling $515,483, and accrued $505,152 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $505,152 at March 31, 2020. At March 31, 2020, the Partnership declared and accrued a distribution of $5,052, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $41,065 at March 31, 2020.

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

2. Summary of Significant Accounting Policies.

Basis of Presentation — The interim condensed balance sheets, statements of operations, statement of changes in partners’ equity and statements of cash flows of the Partnership at March 31, 2021 and 2020 and for the three months ended March 31, 2021 and 2020 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these interim condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Partnership’s annual report on Form 10-K, as filed with the SEC on March 31, 2021.

Use of Estimates — The preparation of interim condensed financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the interim financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful lease, notes and loan accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

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

Collateralized Loans Receivable, Net — Collateralized loans receivable are reported in the financial statements as the outstanding principal balance net of any unamortized deferred fees, and premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the financial statements and amortized to expense over the estimated life of the loan. Income is recognized over the life of the note agreement. On certain collateralized loans receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Collateralized loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due and all unpaid accrued interest is reversed. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Finance Lease Receivables and Allowance for Loan and Lease Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At March 31, 2021, an allowance for doubtful lease, notes and loan accounts is not provided since, in the opinion of the Investment Manager, all accounts recorded were deemed collectible. At December 31, 2020, an impairment was determined to exist for a collateralized loan receivable and for finance leases and an impairment loss was recorded. There is a provision for loan and lease losses of $1,592,055.

Long-lived Asset Impairments — The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. There was no evidence of a triggering event for the three months ended March 31, 2021 and for the year ended December 31, 2020.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of March 31, 2021, there were no expected liabilities to be incurred under the BBA.

The Partnership has adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the interim financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2020 and 2019, and does not expect any material adjustments to be made. The tax years 2020, 2019 and 2018 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 was to be effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has approved an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Partnership, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Partnership, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). On November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. Nothing in this staff interpretation 3 should be read to accelerate or delay the effective dates of the standard as modified by the FASB. The Partnership is currently evaluating the impact of this guidance on its interim condensed financial statements.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the interim condensed financial statements.

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At March 31, 2021 and 2020, the Partnership has a due from its Investment Manager balance of $407,595 and $521,716, respectively which is included in Other Assets in the condensed balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at March 31, 2021 and 2020.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the three months ended March 31, 2021 and 2020, the Partnership paid $187,500 in management fee expense to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the three months ended March 31, 2021 and 2020, the Partnership accrued $44,524 and $129,397, respectively, of structuring fees to the Investment Manager.

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

4. Investments in Finance Leases.

At March 31, 2021 and December 31, 2020, net investments in finance leases consisted of the following:

	March 31, 2021	December 31, 2020
	(unaudited)
Minimum rents receivable	$21,159,137	$18,550,416
Estimated unguaranteed residual value	71,616	71,616
Unearned income	(2,945,706)	(2,854,797)
Total	$18,285,047	$15,767,235

5. Investment in Equipment Subject to Operating Leases.

As of March 31, 2021, the Partnership did not have any equipment subject to operating leases. For the three months ended March 31, 2021, there was no depreciation expense.

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2020 is as follows:

Description	Cost Basis	Accumulated Depreciation	Reclass to Other Assets	Net Book Value

Food equipment	$286,994	$286,994	$-	$-
Fabrication Equipment	$2,010,412	$528,667	$1,481,745	$-
	$2,297,406	$815,661	$1,481,745	$-

Depreciation expense for the three months ended March 31, 2020 was $77,738.

6. Collateralized Loans Receivable.

The Partnership has no allowance for loan losses or nonperforming loans at March 31, 2021 and December 31, 2020. The future principal maturities of the Partnership’s performing collateralized loans receivable at March 31, 2021 are as follows:

Years ending March 31, (unaudited)
2022	$877,585
2023	1,964,269
2024	147,018
2025	171,472
2026	—
Thereafter	—
Total	$3,161,008

7. Other Assets.

As of March 31, 2021, other assets of $4,381,600 primarily consists of equipment that is off lease and currently being remarketed for release/sale and is primarily made up of $3,006,741 related to infrastructure equipment and $800,000 related to fish processing equipment. As of December 31, 2020, other assets of $7,294,637 primarily consists of equipment that is off lease and currently being remarketed for release/sale and is primarily made up of $3,006,741 related to infrastructure equipment, $2,705,989 related to telecommunication equipment and $800,000 related to fish processing equipment.

8. Loan Payable.

On October 18, 2019, the Partnership entered into a loan and security agreement with a third party lender for a $25,000,000 loan facility (of which $20,000,000 is a Term Loan and $5,000,000 is a Revolving Loan) with a maturity date of October 18, 2022. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Partnership borrowed a total of $2,800,000 and $13,632,000, respectively under the Term and Revolver Loans. Interest on the drawn funds shall accrue at a rate of 3 month LIBOR Rate plus 5.6% per annum (6.6% as of March 31, 2021). During the three months ended March 31, 2021 and the year ended December 31, 2020, the Partnership repaid total principal of $3,419,717 and $11,036,628, respectively. During the three months ended March 31, 2021 and 2020, the Partnership accrued interest expense of $194,081 and $179,501, respectively.

The future maturities of the Partnership’s loan payable at March 31, 2021 are as follows:

Years ending March 31, (unaudited)
2022	$11,660,729
Total	$11,660,729

9. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Collateralized loans receivable	$3,165,243	$3,165,243	$3,986,896	$3,986,896

Liabilities:
Loan payable	$11,721,245	$11,721,245	$12,375,581	$12,375,581

As of March 31, 2021, the Partnership evaluated the carrying values of its financial instruments and they approximate fair value.

10. Indemnifications

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

11. Business Concentrations

For the three months ended March 31, 2021, the Partnership had four lessees which accounted for approximately 18%, 14%, 12% and 10% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2020, the Partnership had three lessees which accounted for approximately 22%, 13% and 13% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2020, the Partnership had two lessees which accounted for approximately 86% and 14% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2021, the Partnership had two promissory notes which accounted for approximately 69% and 14% of the Partnership’s interest income derived from collateralized loans receivable. For the three months ended March 31, 2020, the Partnership had two promissory notes which accounted for approximately 65% and 26% of the Partnership’s interest income derived from collateralized loans receivable.

At March 31, 2021, the Partnership had four lessees which accounted for approximately 18%, 13%, 13% and 11% of the Partnership’s investment in finance leases. At March 31, 2020, the Partnership had four lessees which accounted for approximately 15%, 14%, 14% and 11% of the Partnership’s investment in finance leases. At March 31, 2021, the Partnership did not have any investment in operating leases. At March 31, 2020, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At March 31, 2021, the Partnership had three promissory notes which accounted for approximately 72%, 13% and 10% of the Partnership’s investment in collateralized loans receivable. At March 31, 2020, the Partnership had three promissory notes which accounted for approximately 53%, 25% and 13% of the Partnership’s investment in collateralized loans receivable.

12. Geographic Information

As of March 31, 2021 and December 31, 2020, all of the Partnership’s revenue and assets are based in the United States.

13. Commitments and Contingencies

As of March 31, 2021 and December 31, 2020, the Partnership has an unfunded commitment of $225,000 and $0, respectively.

14. COVID-19.

In December 2019, a novel strain of coronavirus (also known as COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States and Europe. The outbreak has continued to spread and is currently classified as a pandemic. Efforts to contain the spread of this coronavirus has intensified. During the year ended December 31, 2020, COVID-19 had a negative impact on our business and an impairment loss of $1,592,055 was recorded as a result of that impact. Although the Partnership currently expects that the disruptive impact of coronavirus on its business will be temporary, this situation continues to evolve and improve and therefore the Partnership doesn’t think that the coronavirus will directly or indirectly have a continued negative effect on its business and operating results.

15. Subsequent Events

On April 27, 2021, the Partnership funded the remaining $225,000 for a lease facility for welding system with a company based in Louisiana.

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

Infrastructure Equipment

On March 12, 2021, the Partnership entered into a lease facility of $975,000 for welding system with a company based in Louisiana. On March 12, 2021 and on April 27, 2021, the Partnership funded $750,000 and $225,000, respectively for this facility. The finance lease requires 42 monthly payments of $29,120. The lease is secured by a first priority lien against the welding system.

On March 22, 2021, the Partnership funded $2,218,258 for a lease facility for glass manufacturing equipment with a company based in Kentucky. The finance lease requires 36 monthly payments of $70,912. The lease is secured by a first priority lien against the glass manufacturing equipment.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of interim condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the interim condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates will primarily include the determination of allowance for notes and leases, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Collateralized Loans Receivable, Net

Collateralized loans receivable are reported in the financial statements as the outstanding principal balance net of any unamortized deferred fees, and premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the financial statements and amortized to expense over the estimated life of the loan. Income is recognized over the life of the note agreement. On certain collateralized loans receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Collateralized loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due and all unpaid accrued interest is reversed. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 was to be effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has approved an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Partnership, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Partnership, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). On November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. Nothing in this staff interpretation 3 should be read to accelerate or delay the effective dates of the standard as modified by the FASB. The Partnership is currently evaluating the impact of this guidance on its interim condensed financial statements.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the interim condensed financial statements.

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

We are currently in our Operating Period. The Offering Period was declared effective by the SEC on August 11, 2016, and concluded on March 31, 2019. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and will last for four years from that date unless extended at the sole discretion of the General Partner. The General Partner extended the Operating Period for an additional year. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. Through March 31, 2021, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Results of Operations for the Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

Our revenue for the three months ended March 31, 2021 and 2020 is summarized as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$108,818
Finance income	444,521	604,303
Interest income	165,218	107,483
Total Revenue	$609,739	$820,604
Gain on sale of assets	—	70,483
Revenue, net	$609,739	$891,087

For the three months ended March 31, 2021, we received monthly lease payments of approximately $1,615,000 and recognized $444,521 in finance income from various finance leases during the same period. We also recognized $165,218 in interest income from collateralized loans receivable during the same period. As we acquire finance leases and operating leases, and as we participate in additional financing projects, we believe our revenue will grow significantly during 2021.

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

Our expenses for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$187,500	$187,500
Interest expense	194,081	179,501
Depreciation	—	77,738
Professional fees	70,916	137,516
Administration expense	82,416	78,865
Other expenses	6,801	3,016
Total Expenses	$541,714	$664,136

For the three months ended March 31, 2021, we incurred $541,714 in total expenses. We paid $187,500 in management fees to our Investment Manager during the three months ended March 31, 2020. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $82,416 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $194,081 related to our loan payable that was entered into on October 18, 2019. We also incurred $70,916 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Income (Loss)

As a result of the factors discussed above, we reported net income for the three months ended March 31, 2021 of $68,025, as compared to net income of $226,951 for the three months ended March 31, 2020.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$2,555,299	$207,807
Investing activities	$(1,051,109)	$(6,117,272)
Financing activities	$(878,768)	$1,690,192

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

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2021 was $2,555,299 and was primarily driven by the following factors; net income for the three months ended March 31, 2021 of approximately $68,000, an increase in other assets of approximately $2,268,000, and an increase in deferred revenue of approximately $215,000. Offsetting these fluctuations was a decrease in accrued interest on loans payable of approximately $35,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

Cash used in operating activities for the three months ended March 31, 2020 was $207,807 and was primarily driven by the following factors; net income for the three months ended March 31, 2020 of approximately $227,000, an increase in accounts payable and accrued liabilities of approximately $20,000, an increase in accrued interest on loans payable of approximately $26,000, and an increase in depreciation of approximately $78,000. Offsetting these fluctuations was, an increase in other assets of approximately $24,000 and a decrease of deferred revenue of approximately $44,000.

Investing Activities

Cash used in investing activities was $1,051,109 for the three months ended March 31, 2021, which consisted of approximately $3,043,000 that we paid for the purchase of finance leases, finance income of approximately $444,000 and net of receipt of approximately $1,615,000 in minimum rental payments from finance leases offset by approximately $822,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

Cash used in investing activities was $6,117,272 for the three months ended March 31, 2020, which consisted of approximately $7,994,000 that we paid for the purchase of finance leases, finance income of approximately $604,000, net of receipt of approximately $2,675,000 in minimum rental payments from finance leases, and $317,000 in net cash paid for origination and purchases of loans receivable, prepayments and satisfactions, offset by approximately $118,000 in cash received from sale of leased assets.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2021 was $878,768 which was primarily due to cash payments of approximately $3,420,000 on the loan payable and $259,000 in distributions to limited partners, offset by $2,800,000 in cash received from loan payable.

Cash provided by financing activities for the three months ended March 31, 2020 was $1,690,192 and was primarily due to cash received from loan payable of $5,300,000, offsetting this increase were payments of approximately $3,094,000 on the loan payable and $515,000 in distributions to limited partners.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. During the three months ended March 31, 2021, we made quarterly cash distributions to our Limited Partners totaling $259,051. At March 31, 2021, we did not declare or accrue distributions due to the economic uncertainties from COVID-19. At March 31, 2021, we had a distribution payable to the General Partner of $48,698. During the three months ended March 31, 2020, we made quarterly cash distributions to our Limited Partners totaling $515,483, and accrued $505,152 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $505,152 at March 31, 2020. At March 31, 2020, the Partnership declared and accrued a distribution of $5,052, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $41,065 at March 31, 2020.

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

As of March 31, 2021 and December 31, 2020, the Partnership had an unfunded commitment of $225,000 and $0, respectively.

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

On April 27, 2021, the Partnership funded the remaining $225,000 for a lease facility for welding system with a company based in Louisiana.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of March 31, 2021, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2021

/s/ Michael Miroshnikov
Michael Miroshnikov
President

