Form 10-Q
period 2021-06-30
Arboretum Silverleaf Income Fund, L.P.
filed 2021-08-16
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At August 16, 2021 there were 2,532,772.53 units of the Registrant’s limited partnership interests issued and outstanding.

Arboretum Silverleaf Income Fund, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets

Cash and cash equivalents	$15,512	$1,838,659
Investments in finance leases, net	18,987,884	15,767,235
Collateralized loans receivable, including accrued interest of $7,024 and $4,667, respectively	3,303,920	3,986,896
Other assets	4,388,942	7,294,637
Total Assets	$26,696,258	$28,887,427

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$210,948	$247,582
Loan payable, including accrued interest of $53,436 and $95,135, respectively	9,713,721	12,375,581
Distributions payable to Limited Partners	-	255,362
Distributions payable to General Partner	48,698	48,698
Security deposit payable	74,391	49,391
Deferred revenue	1,065,073	717,814
Total Liabilities	11,112,831	13,694,428

Partners’ Equity (Deficit):
Limited Partners	15,658,893	15,272,406
General Partner	(75,466)	(79,407)
Total Equity	15,583,427	15,192,999
Total Liabilities and Partners’ Equity	$26,696,258	$28,887,427

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Operations

Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue
Rental income	$-	$94,550	$-	$203,368
Finance income	669,748	608,908	1,114,269	1,213,211
Interest income	138,323	112,477	303,541	219,960
Other income	-	527	-	527
Total Revenue	808,071	816,462	1,417,810	1,637,066
Gain on sale of assets	-	-	-	70,483
Revenue, net	808,071	816,462	1,417,810	1,707,549

Expenses
Management fees - Investment Manager	187,500	187,500	375,000	375,000
Interest expense	142,910	199,851	336,991	379,352
Depreciation	-	75,536	-	153,274
Professional fees	72,698	84,085	143,614	221,601
Administration expense	76,838	82,143	159,254	161,008
Other expenses	2,033	900	8,834	3,916
Total Expenses	481,979	630,015	1,023,693	1,294,151
Net income	$326,092	$186,447	$394,117	$413,398

Net income attributable to the Partnership
Limited Partners	$322,831	$184,583	$390,176	$409,264
General Partner	3,261	1,864	3,941	4,134
Net income attributable to the Partnership	$326,092	$186,447	$394,117	$413,398

Weighted average number of limited partnership interests outstanding	2,532,772.53	2,532,772.53	2,532,772.53	2,532,772.53

Net income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$0.13	$0.07	$0.15	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Changes in Partners’ Equity (Deficit)

Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2021	2,532,772.53	$15,192,999	$(79,407)	$15,272,406

Net income	-	68,025	680	67,345
Distributions to partners	-	(3,689)	-	(3,689)

Balance, March 31, 2021	2,532,772.53	$15,257,335	$(78,727)	$15,336,062

Net income	-	326,092	3,261	322,831

Balance, June 30, 2021	2,532,772.53	$15,583,427	$(75,466)	$15,658,893

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2020	2,532,772.53	$18,167,134	$(49,817)	$18,216,951

Net income		226,951	2,271	224,680
Distributions to partners		(514,369)	(5,052)	(509,317)

Balance, March 31, 2020	2,532,772.53	$17,879,716	$(52,598)	$17,932,314

Net income		186,447	1,863	184,584
Distributions to partners		(255,146)	(2,525)	(252,621)

Balance, June 30, 2020	2,532,772.53	$17,811,017	$(53,260)	$17,864,277

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,	For the six months ended June 30,
	2021	2020

Cash flows from operating activities:
Net income	$394,117	$413,398

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	-	153,274
Gain on sale of assets	-	(70,483)
Change in operating assets and liabilities:
Other assets	2,260,645	(855,076)
Accounts payable and accrued liabilities	(36,634)	(26,252)
Accrued interest on loan payable	(41,699)	25,601
Security deposit payable	25,000	-
Deferred revenue	347,259	(59,502)
Net cash provided by(used in) operating activities	2,948,688	(419,040)

Cash flows from investing activities:
Change in leases, net	(2,575,599)	(4,710,573)
Origination and purchases of loans receivable, net of amortization, prepayments and satisfactions	682,976	(496,431)
Proceeds from sale of leased assets	-	118,316
Net cash used in investing activities	(1,892,623)	(5,088,688)

Cash flows from financing activities:
Cash received from loan payable	6,300,000	6,800,000
Repayments of loan payable	(8,920,161)	(5,286,260)
Limited Partner distributions	(259,051)	(1,020,669)
Net cash (used in) provided by financing activities	(2,879,212)	493,071

Net decrease in cash and cash equivalents	(1,823,147)	(5,014,657)
Cash and cash equivalents, beginning of period	1,838,659	5,064,943
Cash and cash equivalents, end of period	$15,512	$50,286

Supplemental disclosure of other cash flow information:
Cash paid for interest	$380,691	$-

Supplemental disclosure of non-cash investing and financing activities:
Distributions payable to General Partner	$-	$7,577
Distributions payable to Limited Partners	$-	$252,587
Reclassification of other assets to investment in finance leases	$645,050	$-
Increase in collateralized loans receivable	$-	$24,329

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three and Six Months Ended June 30, 2021 and 2020

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

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the six months ended June 30, 2021, we made quarterly cash distributions to our Limited Partners totaling $259,051. At June 30, 2021, the Partnership did not declare or accrue distributions due to the economic uncertainties from COVID-19. At June 30, 2021, the Partnership had a distribution payable to the General Partner of $48,698. During the six months ended June 30, 2020, we made quarterly cash distributions to our Limited Partners totaling $1,020,669, and accrued $252,587 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $252,587 at June 30, 2020. At June 30, 2020, the Partnership declared and accrued a distribution of $2,525, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $43,590 at June 30, 2020.

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

2. Summary of Significant Accounting Policies.

Basis of Presentation — The interim condensed balance sheets, statements of operations, statement of changes in partners’ equity and statements of cash flows of the Partnership at June 30, 2021 and 2020 and for the three and six months ended June 30, 2021 and 2020 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these interim condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Partnership’s annual report on Form 10-K, as filed with the SEC on March 31, 2021.

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

Finance Lease Receivables and Allowance for Loan and Lease Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At June 30, 2021, an allowance for doubtful lease, notes and loan accounts is not provided since, in the opinion of the Investment Manager, all accounts recorded were deemed collectible. At December 31, 2020, an impairment was determined to exist for a collateralized loan receivable and for finance leases and an impairment loss was recorded. There is a provision for loan and lease losses of $1,592,055 at December 31, 2020.

Long-lived Asset Impairments — The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. There was no evidence of a triggering event for the three and six months ended June 30, 2021 and for the year ended December 31, 2020.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of June 30, 2021, there were no expected liabilities to be incurred under the BBA.

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

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At June 30, 2021 and 2020, the Partnership has a due from its Investment Manager balance of $387,345 and $492,601, respectively which is included in Other Assets in the condensed balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at June 30, 2021 and 2020.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the three months ended June 30, 2021 and 2020, the Partnership paid $187,500 in management fee expense to the Investment Manager. For the six months ended June 30, 2021 and 2020, the Partnership paid $375,000 in management fee expense to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the three months ended June 30, 2021 and 2020, the Partnership accrued $52,479 and $20,515, respectively, of structuring fees to the Investment Manager. For the six months ended June 30, 2021 and 2020, the Partnership accrued $97,003 and $149,912, respectively, of structuring fees to the Investment Manager.

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

4. Investments in Finance Leases.

At June 30, 2021 and December 31, 2020, net investments in finance leases consisted of the following:

	June 30, 2021	December 31, 2020
	(unaudited)
Minimum rents receivable	$21,728,040	$18,550,416
Estimated unguaranteed residual value	71,616	71,616
Unearned income	(2,811,772)	(2,854,797)
Total	$18,987,884	$15,767,235

5. Investment in Equipment Subject to Operating Leases.

As of June 30, 2021, the Partnership did not have any equipment subject to operating leases. For the three and six months ended June 30, 2021, there was no depreciation expense.

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2020 is as follows:

Description	Cost Basis	Accumulated Depreciation	Reclass to Other Assets	Net Book Value

Food equipment	$286,994	$286,994	$-	$-
Fabrication Equipment	$2,010,412	$528,667	$1,481,745	$-
	$2,297,406	$815,661	$1,481,745	$-

Depreciation expense for the three and six months ended June 30, 2020 was $75,536 and $153,274, respectively.

6. Collateralized Loans Receivable.

The Partnership has no allowance for loan losses or nonperforming loans at June 30, 2021 and December 31, 2020. The future principal maturities of the Partnership’s performing collateralized loans receivable at June 30, 2021 are as follows:

Years ending June 30, (unaudited)
2022	$2,543,304
2023	355,794
2024	266,875
2025	130,923
2026	—
Thereafter	—
Total	$3,296,896

7. Other Assets.

As of June 30, 2021, other assets of $4,388,942 primarily consists of equipment that is off lease and currently being remarketed for release/sale and is primarily made up of $3,073,097 related to infrastructure equipment and $800,000 related to fish processing equipment. As of December 31, 2020, other assets of $7,294,637 primarily consists of equipment that is off lease and currently being remarketed for release/sale and is primarily made up of $3,006,741 related to infrastructure equipment, $2,705,989 related to telecommunication equipment and $800,000 related to fish processing equipment.

8. Loan Payable.

On October 18, 2019, the Partnership entered into a loan and security agreement with a third party lender for a $25,000,000 loan facility (of which $20,000,000 is a Term Loan and $5,000,000 is a Revolving Loan) with a maturity date of October 18, 2022. During the six months ended June 30, 2021 and the year ended December 31, 2020, the Partnership borrowed a total of $6,300,000 and $13,632,000, respectively under the Term and Revolver Loans. Interest on the drawn funds shall accrue at a rate of 3 month LIBOR Rate (with a floor of 1%) plus 5.85% per annum (6.85% as of June 30, 2021). During the six months ended June 30, 2021 and the year ended December 31, 2020, the Partnership repaid total principal of $8,920,161 and $11,036,628, respectively. During the three months ended June 30, 2021 and 2020, the Partnership accrued interest expense of $142,910 and $199,851, respectively. During the six months ended June 30, 2021 and 2020, the Partnership accrued interest expense of $336,991 and $379,352, respectively.

The future maturities of the Partnership’s loan payable at June 30, 2021 are as follows:

Years ending June 30, (unaudited)
2022	$9,660,285
Total	$9,662,285

9. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Collateralized loans receivable	$3,303,920	$3,303,920	$3,986,896	$3,986,896

Liabilities:
Loan payable	$9,713,721	$9,713,721	$12,375,581	$12,375,581

As of June 30, 2021, the Partnership evaluated the carrying values of its financial instruments and they approximate fair value.

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

11. Business Concentrations

For the six months ended June 30, 2021, the Partnership had three lessees which accounted for approximately 24%, 15% and 11% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2020, the Partnership had three lessees which accounted for approximately 15%, 15% and 13% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2020, the Partnership had one lessee which accounted for approximately 92% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2021, the Partnership had two promissory notes which accounted for approximately 74% and 10% of the Partnership’s interest income derived from collateralized loans receivable. For the six months ended June 30, 2020, the Partnership had two promissory notes which accounted for approximately 60% and 23% of the Partnership’s interest income derived from collateralized loans receivable.

At June 30, 2021, the Partnership had four lessees which accounted for approximately 17%, 15%, 11% and 11% of the Partnership’s investment in finance leases. At June 30, 2020, the Partnership had four lessees which accounted for approximately 16%, 14%, 13% and 12% of the Partnership’s investment in finance leases. At June 30, 2020, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At June 30, 2021, the Partnership had three promissory notes which accounted for approximately 64%, 19% and 12% of the Partnership’s investment in collateralized loans receivable. At June 30, 2020, the Partnership had three promissory notes which accounted for approximately 46%, 23% and 12% of the Partnership’s investment in collateralized loans receivable.

12. Geographic Information

As of June 30, 2021 and December 31, 2020, all of the Partnership’s revenue and assets are based in the United States.

13. Commitments and Contingencies

As of June 30, 2021 and December 31, 2020, the Partnership does not have any unfunded commitments for any investments.

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

15. Subsequent Events

On July 9, 2021, the Partnership received cash of $113,273 as total payoff, in connection with a lease facility entered into on November 20, 2018, resulting in additional finance income of $9,015.

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

Recent Significant Transactions

On January 28, 2021, the Partnership received cash of $625,854 as total payoff, in connection with the loan agreement entered into on December 11, 2018. The loan had an outstanding balance of $602,129 resulting in additional interest income of $23,725.

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

Collateralized loans receivable

On June 1, 2021, the Partnership funded a promissory note for $357,166 for micro-needling machines to a borrower based in New York. The note accrues interest at a rate of 11.5% per annum and matures 35 months after date of funding. The borrower will make 35 monthly payments of $11,945.55, commencing in June 2021. The note is secured by a first priority lien against the micro-needling machines.

Infrastructure Equipment

On June 8, 2021, the Partnership funded a finance lease for $2,916,447 for infrastructure equipment based in Missouri. The finance lease requires 36 monthly payments of $94,863.26 and commenced on June 8, 2021. The lease is secured by a first priority lien against the infrastructure equipment.

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

We are currently in our Operating Period. The Offering Period was declared effective by the SEC on August 11, 2016, and concluded on March 31, 2019. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and will last for four years from that date unless extended at the sole discretion of the General Partner. The General Partner extended the Operating Period for an additional year. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. Through June 30, 2021, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Results of Operations for the Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

Our revenue for the three months ended June 30, 2021 and 2020 is summarized as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$94,550
Finance income	669,748	608,908
Interest income	138,323	112,477
Other income	—	527
Total Revenue	$808,071	$816,462

For the three months ended June 30, 2021, we received monthly lease payments of approximately $3,179,000 and recognized $669,748 in finance income from various finance leases during the same period. We also recognized $138,323 in interest income from collateralized loans receivable during the same period.

For the three months ended June 30, 2020, we earned $94,550 in rental income from one fabrication equipment operating lease. We received monthly lease payments of approximately $1,970,664 and recognized $608,908 in finance income from various finance leases during the same period. We also recognized $112,477 in interest income from collateralized loans receivable.

Our expenses for the three months ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$187,500	$187,500
Interest expense	142,910	199,851
Depreciation	—	75,536
Professional fees	72,698	84,085
Administration expense	76,838	82,143
Other expenses	2,008	900
Total Expenses	$481,979	$630,015

For the three months ended June 30, 2021, we incurred $481,979 in total expenses. We paid $187,500 in management fees to our Investment Manager during the three months ended June 30, 2021. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $76,838 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $142,910 related to our loan payable that was entered into on October 18, 2019. We also incurred $72,698 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Income (Loss)

As a result of the factors discussed above, we reported net income for the three months ended June 30, 2021 of $326,092, as compared to net income of $186,447 for the three months ended June 30, 2020.

Results of Operations for the Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

Our revenue for the six months ended June 30, 2021 and 2020 is summarized as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$203,368
Finance income	1,114,269	1,213,211
Interest income	303,541	219,960
Other income	—	527
Total Revenue	$1,417,810	$1,637,066
Gain on sale of assets	—	70,483
Revenue, net	$1,417,810	$1,707,549

For the six months ended June 30, 2021, we received monthly lease payments of approximately $4,794,000 and recognized $1,114,269 in finance income from various finance leases during the same period. We also recognized $303,541 in interest income from collateralized loans receivable.

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

Our expenses for the six months ended June 30, 2021 and 2020 are summarized as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$375,000	$375,000
Interest expense	336,991	379,352
Depreciation	—	153,274
Professional fees	143,614	221,601
Administration expense	159,254	161,008
Other expenses	8,834	3,916
Total Expenses	$1,023,693	$1,294,151

For the six months ended June 30, 2021, we incurred $1,023,693 in total expenses. We paid $375,000 in management fees to our Investment Manager during the six months ended June 30, 2021. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $159,254 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $336,991 related to our loan payable that was entered into on October 18, 2019. We also incurred $143,614 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Income

As a result of the factors discussed above, we reported net income for the six months ended June 30, 2021 of $394,117, as compared to a net income of $413,398 for the six months ended June 30, 2020.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$2,948,688	$(419,040)
Investing activities	$(1,892,623)	$(5,088,688)
Financing activities	$(2,879,212)	$493,071

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

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2021 was $2,948,688 and was primarily driven by the following factors; net income for the six months ended June 30, 2021 of approximately $394,000, an increase in other assets of approximately $2,261,000, and an increase in deferred revenue of approximately $347,000. Offsetting these fluctuations was a decrease in accrued interest on loans payable of approximately $42,000 and a decrease in accounts payable and accrued liabilities of approximately $37,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

Cash used in operating activities for the six months ended June 30, 2020 was $419,040 and was primarily driven by the following factors; net income for the six months ended June 30, 2020 of approximately $413,000, and an increase in depreciation of approximately $153,000. Offsetting these fluctuations was a gain on sale of assets of approximately $70,000, an increase in other assets of approximately $855,000, a decrease in accounts payable and accrued liabilities of approximately $26,000, and a decrease of deferred revenue of approximately $60,000.

Investing Activities

Cash used in investing activities was $1,892,623 for the six months ended June 30, 2021, which consisted of approximately $6,255,000 that we paid for the purchase of finance leases, finance income of approximately $1,114,000 and net of receipt of approximately $4,794,000 in minimum rental payments from finance leases, offset by approximately $683,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

Cash used in investing activities was $5,088,688 for the six months ended June 30, 2020, which consisted of approximately $8,143,000 that we paid for the purchase of finance leases, finance income of approximately $1,213,000 and net of receipt of approximately $4,646,000 in minimum rental payments from finance leases, and approximately $496,000 in net cash paid from origination and purchases of loans receivable, prepayments and satisfactions offset by approximately $118,000 in cash received from sale of leased assets.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2021 was $2,879,212 which was primarily due to cash payments of approximately $8,920,000 on the loan payable and $259,000 in distributions to limited partners, offset by $6,300,000 in cash received from loan payable.

Cash provided by financing activities for the six months ended June 30, 2020 was $493,071 and was primarily due to cash received from loan payable of $6,800,000, offsetting this increase were payments of approximately $5,286,000 on the loan payable and $1,021,000 in distributions to limited partners.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. During the three months ended June 30, 2021, we made quarterly cash distributions to our Limited Partners totaling $259,051. At June 30, 2021, we did not declare or accrue distributions due to the economic uncertainties from COVID-19. At June 30 2021, we had a distribution payable to the General Partner of $48,698. During the six months ended June 30, 2020, we made quarterly cash distributions to our Limited Partners totaling $1,020,669, and accrued $252,587 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $252,587 at June 30, 2020. At June 30, 2020, the Partnership declared and accrued a distribution of $2,525, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $43,590 at June 30, 2020.

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

As of June 30, 2021 and December 31, 2020, the Partnership does not have any unfunded commitments for any investments.

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

On July 9, 2021, the Partnership received cash of $113,273 as total payoff, in connection with a lease facility entered into on November 20, 2018, resulting in additional finance income of $9,015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of June 30, 2021, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 16, 2021

/s/ Michael Miroshnikov
Michael Miroshnikov
President

