Form 10-Q
period 2021-09-30
Arboretum Silverleaf Income Fund, L.P.
filed 2021-11-15
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

At November 15, 2021 there were 2,526,916.73 units of the Registrant’s limited partnership interests issued and outstanding.

Arboretum Silverleaf Income Fund, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets

Cash and cash equivalents	$266,231	$1,838,659
Investments in finance leases, net	20,656,078	15,767,235
Collateralized loans receivable, including accrued interest of $6,202 and $4,667, respectively	1,073,481	3,986,896
Other assets	4,527,584	7,294,637
Total Assets	$26,523,374	$28,887,427

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$213,004	$247,582
Loan payable, including accrued interest of $39,400 and $95,135, respectively	9,752,199	12,375,581
Distributions payable to Limited Partners	63,660	255,362
Distributions payable to General Partner	49,335	48,698
Security deposit payable	124,391	49,391
Deferred revenue	960,300	717,814
Total Liabilities	11,162,889	13,694,428

Partners’ Equity (Deficit):
Limited Partners	15,437,737	15,272,406
General Partner	(77,252)	(79,407)
Total Equity	15,360,485	15,192,999
Total Liabilities and Partners’ Equity	$26,523,374	$28,887,427

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Operations

Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue
Rental income	$-	$93,000	$-	$296,368
Finance income	549,605	579,436	1,663,874	1,792,647
Interest income	204,445	128,557	507,986	348,517
Other income	-	-	-	527
Total Revenue	754,050	800,993	2,171,860	2,438,059
Gain on sale of assets	-	-	-	70,483
Provision for loan and lease losses	(400,000)	-	(400,000)	-
Revenue, net	354,050	800,993	1,771,860	2,508,542

Expenses
Management fees - Investment Manager	187,500	187,500	562,500	562,500
Interest expense	138,925	206,722	475,916	586,074
Depreciation	-	75,550	-	228,824
Professional fees	70,596	97,609	214,210	319,210
Administration expense	71,919	84,177	231,173	245,185
Other expenses	-	500	8,834	4,416
Total Expenses	468,940	652,058	1,492,633	1,946,209
Net (loss) income	$(114,890)	$148,935	$279,227	$562,333

Net (loss) income attributable to the Partnership
Limited Partners	$(113,741)	$147,446	$276,435	$556,710
General Partner	(1,149)	1,489	2,792	5,623
Net (loss) income attributable to the Partnership	$(114,890)	$148,935	$279,227	$562,333

Weighted average number of limited partnership interests outstanding	2,527,707.36	2,532,772.53	2,531,065.58	2,532,772.53

Net (loss) income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.04)	$0.06	$0.11	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Changes in Partners’ Equity (Deficit)

Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2021	2,532,772.53	$15,192,999	$(79,407)	$15,272,406

Net income	-	68,025	680	67,345
Distributions to partners	-	(3,689)	-	(3,689)

Balance, March 31, 2021	2,532,772.53	$15,257,335	$(78,727)	$15,336,062

Net income		326,092	3,261	322,831

Balance, June 30 2021	2,532,772.53	$15,583,427	$(75,466)	$15,658,893

Net loss	-	(114,890)	(1,149)	(113,741)
Distributions to partners	-	(64,297)	(637)	(63,660)
Redemption	(5,855.80)	(43,755)	-	(43,755)

Balance, September 30, 2021	2,526,916.73	$15,360,485	$(77,252)	$15,437,737

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2020	2,532,772.53	$18,167,134	$(49,817)	$18,216,951

Net income		226,951	2,271	224,680
Distributions to partners		(514,369)	(5,052)	(509,317)

Balance, March 31, 2020	2,532,772.53	$17,879,716	$(52,598)	$17,932,314

Net income		186,447	1,863	184,584
Distributions to partners		(255,146)	(2,525)	(252,621)

Balance, June 30, 2020	2,532,772.53	$17,811,017	$(53,260)	$17,864,277

Net income		148,935	1,489	147,446
Distributions to partners		(257,917)	(2,554)	(255,363)

Balance, September 30, 2020	2,532,772.53	$17,702,035	$(54,325)	$17,756,360

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,	For the nine months ended September 30,
	2021	2020

Cash flows from operating activities:
Net income	$279,227	$562,333

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	400,000	-
Depreciation	-	228,824
Gain on sale of assets	-	(70,483)
Change in operating assets and liabilities:
Other assets	1,722,003	(121,678)
Accounts payable and accrued liabilities	(34,578)	34,169
Accrued interest on loan payable	(55,735)	32,641
Security deposit payable	75,000	-
Deferred revenue	242,486	(79,518)
Net cash provided by operating activities	2,628,403	586,288

Cash flows from investing activities:
Change in leases, net	(4,243,793)	(6,312,396)
Origination and purchases of loans receivable, net of amortization, prepayments and satisfactions	2,913,415	(882,873)
Proceeds from sale of leased assets	-	118,316
Net cash used in investing activities	(1,330,378)	(7,076,953)

Cash flows from financing activities:
Cash received from loan payable	11,660,000	10,982,000
Repayments of loan payable	(14,227,647)	(7,794,295)
Cash paid for Limited Partner distributions	(259,051)	(1,273,256)
Cash paid for Limited Partner redemptions	(43,755)	-
Net cash (used in) provided by financing activities	(2,870,453)	1,914,449

Net decrease in cash and cash equivalents	(1,572,428)	(4,576,216)
Cash and cash equivalents, beginning of period	1,838,659	5,064,943
Cash and cash equivalents, end of period	$266,231	$488,727

Supplemental disclosure of other cash flow information:
Cash paid for interest	$533,651	$-

Supplemental disclosure of non-cash investing and financing activities:
Distributions payable to General Partner	$637	$10,131
Distributions payable to Limited Partners	$63,660	$255,363
Reclassification of other assets to investment in finance leases	$645,050	$-
Increase in collateralized loans receivable	$-	$251,601

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2021 and 2020

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

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the nine months ended September 30, 2021, we made quarterly cash distributions to our Limited Partners totaling $259,051. At September 30, 2021, the Partnership decreased the distribution to 1.0% annually, paid quarterly at .25% of capital contributions. At September 30, 2021, the Partnership had a distribution payable to the General Partner of $49,335. During the nine months ended September 30, 2021, we made quarterly cash distributions to our Limited Partners totaling $259,051, and accrued $63,660 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $63,660 at September 30, 2021. At September 30, 2021, the Partnership declared and accrued a distribution of $637, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $49,335 at September 30, 2021.

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

2. Summary of Significant Accounting Policies.

Basis of Presentation — The interim condensed balance sheets, statements of operations, statement of changes in partners’ equity and statements of cash flows of the Partnership at September 30, 2021 and 2020 and for the three and nine months ended September 30, 2021 and 2020 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these interim condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Partnership’s annual report on Form 10-K, as filed with the SEC on March 31, 2021.

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

Finance Lease Receivables and Allowance for Loan and Lease Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At September 30, 2021, an impairment was determined to exist for an other asset and an impairment loss was recorded. There is a provision for loan and lease losses of $400,000 at September 30, 2021. At December 31, 2020, an impairment was determined to exist for a collateralized loan receivable and for finance leases and an impairment loss was recorded. There is a provision for loan and lease losses of $1,592,055 at December 31, 2020.

Long-lived Asset Impairments — The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. There was no evidence of a triggering event for the three and nine months ended September 30, 2021 and for the year ended December 31, 2020.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of September 30, 2021, there were no expected liabilities to be incurred under the BBA.

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

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At September 30, 2021 and 2020, the Partnership has a due from its Investment Manager balance of $368,816 and $461,539, respectively which is included in Other Assets in the condensed balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at September 30, 2021 and 2020.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the three months ended September 30, 2021 and 2020, the Partnership paid $187,500 in management fee expense to the Investment Manager. For the nine months ended September 30, 2021 and 2020, the Partnership paid $562,500 in management fee expense to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the three months ended September 30, 2021 and 2020, the Partnership accrued $69,044 and $41,092, respectively, of structuring fees to the Investment Manager. For the nine months ended September 30, 2021 and 2020, the Partnership accrued $166,047 and $191,004, respectively, of structuring fees to the Investment Manager.

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

4. Investments in Finance Leases.

At September 30, 2021 and December 31, 2020, net investments in finance leases consisted of the following:

	September 30, 2021	December 31, 2020
	(unaudited)
Minimum rents receivable	$23,717,307	$18,550,416
Estimated unguaranteed residual value	71,616	71,616
Unearned income	(3,132,845)	(2,854,797)
Total	$20,656,078	$15,767,235

5. Investment in Equipment Subject to Operating Leases.

As of September 30, 2021, the Partnership did not have any equipment subject to operating leases. For the three and nine months ended September 30, 2021, there was no depreciation expense.

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

6. Collateralized Loans Receivable.

The Partnership has no allowance for loan losses or nonperforming loans at September 30, 2021 and December 31, 2020. The future principal maturities of the Partnership’s performing collateralized loans receivable at September 30, 2021 are as follows:

Years ending September 30, (unaudited)
2022	$424,050
2023	314,910
2024	306,385
2025	21,934
Total	$1,067,279

7. Other Assets.

As of September 30, 2021, other assets of $4,527,584 primarily consists of equipment that is off lease and currently being remarketed for release/sale and is primarily made up of $3,097,697 related to infrastructure equipment, $400,000 related to fish processing equipment, and $567,479 related to funding a lease that is set to commence in December 2021. During the quarter ended September 30, 2021, the Partnership placed an impairment on the fish processing equipment of $400,000 which decreased the balance from $800,000 to $400,000. As of December 31, 2020, other assets of $7,294,637 primarily consists of equipment that is off lease and currently being remarketed for release/sale and is primarily made up of $3,006,741 related to infrastructure equipment, $2,705,989 related to telecommunication equipment and $800,000 related to fish processing equipment.

8. Loan Payable.

On October 18, 2019, the Partnership entered into a loan and security agreement with a third party lender for a $25,000,000 loan facility (of which $20,000,000 is a Term Loan and $5,000,000 is a Revolving Loan) with a maturity date of October 18, 2022. During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Partnership borrowed a total of $11,660,000 and $13,632,000, respectively under the Term and Revolver Loans. Interest on the drawn funds shall accrue at a rate of 3 month LIBOR Rate (with a floor of 1%) plus 5.85% per annum (6.85% as of September 30, 2021). During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Partnership repaid total principal of $14,227,647 and $11,036,628, respectively. During the three months ended September 30, 2021 and 2020, the Partnership accrued interest expense of $138,925 and $206,722, respectively. During the nine months ended September 30, 2021 and 2020, the Partnership accrued interest expense of $475,916 and $586,074, respectively.

The future maturities of the Partnership’s principal loan payable at September 30, 2021 are as follows:

Years ending September 30, (unaudited)
2022	$9,712,799
Total	$9,712,799

9. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Collateralized loans receivable	$1,073,481	$1,073,481	$3,986,896	$3,986,896

Liabilities:
Loan payable	$9,752,199	$9,752,199	$12,375,581	$12,375,581

As of September 30, 2021, the Partnership evaluated the carrying values of its financial instruments and they approximate fair value.

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

11. Business Concentrations

For the nine months ended September 30, 2021, the Partnership had four lessees which accounted for approximately 16%, 15%, 14% and 10% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2020, the Partnership had four lessees which accounted for approximately 15%, 13%, 12% and 10% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2020, the Partnership had one lessee which accounted for approximately 95% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2021, the Partnership had one promissory notes which accounted for approximately 78% of the Partnership’s interest income derived from collateralized loans receivable. For the nine months ended September 30, 2020, the Partnership had two loans which accounted for approximately 57% and 24% of the Partnership’s interest income derived from collateralized loans receivable.

At September 30, 2021, the Partnership had four lessees which accounted for approximately 20%, 15%, 13% and 10% of the Partnership’s investment in finance leases. At September 30, 2020, the Partnership had five lessees which accounted for approximately 14%, 12%, 11%, 10% and 10% of the Partnership’s investment in finance leases. At September 30, 2020, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At September 30, 2021, the Partnership had three promissory notes which accounted for approximately 53%, 35% and 12% of the Partnership’s investment in collateralized loans receivable. At September 30, 2020, the Partnership had four borrowers which accounted for approximately 56%, 19%, 11% and 10% of the Partnership’s investment in collateralized loans receivable.

12. Geographic Information

As of September 30, 2021 and December 31, 2020, all of the Partnership’s revenue and assets are based in the United States.

13. Commitments and Contingencies

As of September 30, 2021, the Partnership had unfunded commitments of $550,950 for a finance lease. As of December 31, 2020, the Partnership does not have any unfunded commitments for any investments.

14. COVID-19.

In December 2019, a novel strain of coronavirus (also known as COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States and Europe. The outbreak has continued to spread and is currently classified as a pandemic. Efforts to contain the spread of this coronavirus has intensified. During the quarter ended September 30, 2021 and the year ended December 31, 2020, COVID-19 had a negative impact on our business and an impairment loss of $400,000 and $1,592,055 respectively, was recorded as a result of that impact. Although the Partnership currently expects that the disruptive impact of coronavirus on its business will be temporary, this situation continues to evolve and improve and therefore the Partnership doesn’t think that the coronavirus will directly or indirectly have a continued negative effect on its business and operating results.

15. Subsequent Events

None.

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

Financial Services

On September 22, 2021, the Partnership purchased a portfolio of transactions for $4,015,979 consisting of 73 finance leases. The partnership will collect 58 monthly payments of various amounts and commences on October 1, 2021.

Furniture and Fixtures

On September 30, 2021, the Partnership funded a finance lease for $550,950 for furniture and fixtures based in California. The finance lease is set to commence in December 2021. The lease is secured by a first priority lien against the furniture and fixtures.

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

We are currently in our Operating Period. The Offering Period was declared effective by the SEC on August 11, 2016, and concluded on March 31, 2019. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and will last for four years from that date unless extended at the sole discretion of the General Partner. The General Partner extended the Operating Period for an additional year. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. Through September 30, 2021, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Results of Operations for the Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

Our revenue for the three months ended September 30, 2021 and 2020 is summarized as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$93,000
Finance income	549,605	579,436
Interest income	204,445	128,557
Other income	—	—
Total Revenue	$754,050	$800,993
Provision for loan and lease losses	(400,000)	—
Revenue, net	$354,050	$800,993

For the three months ended September 30, 2021, we received monthly lease payments of approximately $2,831,000 and recognized $549,605 in finance income from various finance leases during the same period. We also recognized $204,445 in interest income from collateralized loans receivable during the same period. We also incurred a provision for loan and lease losses of $400,000 as a result of an impairment loss on an other asset during the three months ended September 30, 2021.

For the three months ended September 30, 2020, we earned $93,000 in rental income from one fabrication equipment operating lease. We received monthly lease payments of $2,132,838 and recognized $579,436 in finance income from various finance leases during the same period. We also recognized $128,557 in interest income from collateralized loans receivable.

Our expenses for the three months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$187,500	$187,500
Interest expense	138,925	206,722
Depreciation	—	75,550
Professional fees	70,596	97,609
Administration expense	71,919	84,177
Other expenses	—	500
Total Expenses	$468,940	$652,058

For the three months ended September 30, 2021, we incurred $468,940 in total expenses. We paid $187,500 in management fees to our Investment Manager during the three months ended September 30, 2021. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $71,919 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $138,925 related to our loan payable that was entered into on October 18, 2019. We also incurred $70,596 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

For the three months ended September 30, 2020, we incurred $652,058 in total expenses. We paid $187,500 in management fees to our Investment Manager during the three months ended September 30, 2020. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $75,550 in depreciation expense and $84,177 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $206,722 related to our loan payable that was entered into on October 18, 2019. We also incurred $97,609 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services.

Net Income (Loss)

As a result of the factors discussed above, we reported a net loss for the three months ended September 30, 2021 of $114,890, as compared to net income of $148,935 for the three months ended September 30, 2020.

Results of Operations for the Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

Our revenue for the nine months ended September 30, 2021 and 2020 is summarized as follows:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(unaudited)	(unaudited)
Revenue:
Rental income	$—	$296,368
Finance income	1,663,874	1,792,647
Interest income	507,986	348,517
Other income	—	527
Total Revenue	$2,171,860	$2,438,059
Gain on sale of assets	—	70,483
Provision for loan and lease losses	(400,000)	—
Revenue, net	$1,771,860	$2,508,542

For the nine months ended September 30, 2021, we received monthly lease payments of approximately $7,105,000 and recognized $1,663,874 in finance income from various finance leases during the same period. We also recognized $507,986 in interest income from collateralized loans receivable. We also incurred a provision for loan and lease losses of $400,000 as a result of an impairment loss on an other asset during the nine months ended September 30, 2021.

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

Our expenses for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$562,500	$562,500
Interest expense	475,916	586,074
Depreciation	—	228,824
Professional fees	214,210	319,210
Administration expense	231,173	245,185
Other expenses	8,834	4,416
Total Expenses	$1,492,633	$1,946,209

For the nine months ended September 30, 2021, we incurred $1,492,633 in total expenses. We paid $562,500 in management fees to our Investment Manager during the nine months ended September 30, 2021. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $231,173 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $475,916 related to our loan payable that was entered into on October 18, 2019. We also incurred $214,210 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Income

As a result of the factors discussed above, we reported net income for the nine months ended September 30, 2021 of $279,227, as compared to a net income of $562,333 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$2,628,403	$586,288
Investing activities	$(1,330,378)	$(7,076,953)
Financing activities	$(2,870,453)	$1,914,449

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

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2021 was $2,628,403 and was primarily driven by the following factors; net income for the nine months ended September 30, 2021 of approximately $279,000, a provision for loan and lease losses of approximately $400,000, an increase in other assets of approximately $1,722,000, and an increase in deferred revenue of approximately $242,000. Offsetting these fluctuations was a decrease in accrued interest on loans payable of approximately $56,000 and a decrease in accounts payable and accrued liabilities of approximately $35,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

Cash used in operating activities for the nine months ended September 30, 2020 was $586,288 and was primarily driven by the following factors; net income for the nine months ended September 30, 2020 of approximately $562,000, and an increase in depreciation of approximately $229,000. Offsetting these fluctuations was a gain on sale of assets of approximately $70,000, a decrease in other assets of approximately $122,000, and a decrease of deferred revenue of approximately $60,000.

Investing Activities

Cash used in investing activities was $1,330,378 for the nine months ended September 30, 2021, which consisted of approximately $10,368,000 that we paid for the purchase of finance leases, finance income of approximately $1,664,000 and net of receipt of approximately $7,788,000 in minimum rental payments from finance leases, offset by approximately $2,913,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

Cash used in investing activities was $7,076,953 for the nine months ended September 30, 2020, which consisted of approximately $11,488,000 that we paid for the purchase of finance leases, finance income of approximately $1,793,000 and net of receipt of approximately $6,968,000 in minimum rental payments from finance leases, and approximately $883,000 in net cash paid from origination and purchases of loans receivable, prepayments and satisfactions offset by approximately $118,000 in cash received from sale of leased assets.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2021 was $2,870,453 which was primarily due to cash payments of approximately $14,228,000 on the loan payable and $259,000 in distributions to limited partners, offset by $11,660,000 in cash received from loan payable.

Cash provided by financing activities for the nine months ended September 30, 2020 was $1,914,449 and was primarily due to cash received from loan payable of $10,982,000, offsetting this increase were payments of approximately $7,794,000 on the loan payable and $1,273,000 in distributions to limited partners.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. During the three months ended September 30, 2021, we made quarterly cash distributions to our Limited Partners totaling $259,051. At September 30, 2021, the Partnership decreased the distribution to 1.0% annually, paid quarterly at .25% of capital contributions. At September 30, 2021, the Partnership had a distribution payable to the General Partner of $49,335. During the nine months ended September 30, 2021, we made quarterly cash distributions to our Limited Partners totaling $259,051, and accrued $63,660 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $63,660 at September 30, 2021. At September 30, 2021, the Partnership declared and accrued a distribution of $637, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $49,335 at September 30, 2021.

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

As of September 30, 2021, the Partnership had unfunded commitments of $550,950 for a finance lease. As of December 31, 2020, the Partnership does not have any unfunded commitments for any investments.

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2021, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of President and Chief Compliance Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Compliance Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-211626

ASIF GP, LLC

General Partner of the Registrant

Date: November 15, 2021

/s/ Michael Miroshnikov
Michael Miroshnikov
President

