Form 10-K
period 2021-12-31
Arboretum Silverleaf Income Fund, L.P.
filed 2022-03-31
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

The number of outstanding units of limited partnership interests of the registrant on March 31, 2022 was 2,526,916.73.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Arboretum Silverleaf Income Fund, L.P.

Annual Report on Form 10-K for Year Ended December 31, 2021

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

Our income, losses and distributions are allocated 99% to the limited partners (the “Limited Partners”) and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. We expect to conduct our activities for at least six years and divide our life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period began on August 11, 2016, and concluded on March 31, 2019. The Operating Period commenced on October 3, 2016 and concluded on October 3, 2021. During the Operating Period, we invested most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Liquidation Period which commenced on October 4, 2021, is the period in which the portfolio will be liquidated in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

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

At December 31, 2021, we had total assets of $24,712,208. Of this amount, $18,719,969 was for various investments: (i) 17,749,004 related to investments in finance leases and (ii) $970,965 related to collateralized loans receivables. We also had other assets of $5,797,559. For the year ended December 31, 2021, we had net income of $240,851.

At December 31, 2020, we had total assets of $28,887,427. Of this amount, $19,754,131 was for various investments: (i) 15,767,235 related to investments in finance leases and (ii) $3,986,896 related to collateralized loans receivables. We also had other assets of $7,294,637. For the year ended December 31, 2020, we had a net loss of $1,690,548.

At December 31, 2021 and 2020, our investment portfolio consisted of the following transactions:

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

Infrastructure Equipment

On June 29, 2018, the Partnership entered into a lease facility for $1,199,520 for water pumps based in North Dakota. The finance lease requires 48 monthly payments of $31,902 with the first and last payments due in advance. On October 31, 2018, the Partnership entered into a second lease facility for $529,239 for water pumps. The finance lease requires 36 monthly payments of $17,888 with the first and last payments due in advance. On January 29, 2019, the Partnership entered into a third lease facility for $67,500 for water pumps. On January 29, 2019, the Partnership funded $33,750 and on April 9, 2019, the Partnership funded the remaining $33,750. The finance lease requires 36 monthly payments of $2,282 with the first and last payments due in advance and commences on May 1, 2019. On June 19, 2019, the Partnership entered into and funded a fourth lease facility for $1,270,125 for water pumps and other equipment. The finance lease requires 36 monthly payments of $43,565 with the first and last payments due in advance and commences on July 1, 2019. On August 7, 2019, the Partnership entered into and funded a fifth lease facility for $27,351 for water pumps. The finance lease requires 36 monthly payments of $938 with the first and last payments due in advance and commences on August 7, 2019. On August 29, 2019, the Partnership entered into a sixth lease facility for $196,803 for water pumps, and on September 12, 2019 the lease facility was funded. The finance lease requires 36 monthly payments of $6,750 with the first and last payments due in advance and commences on August 29, 2019. During the year ended December 31, 2020, the Partnership received total cash of $1,899,149 as total payoff of five lease schedules. The five finance lease schedules had a net book value of $1,713,589 resulting in an increase in finance income of $185,560 and the customer maintained all rights to the water pumps. In October 2020, the Partnership terminated the remaining lease schedule and assumed all rights, title and interest in the equipment. As of December 31, 2020, the remaining lease schedule has a liquidation value of $128,500 and the Partnership reclassified this lease to Other Assets. During the year ended December 31, 2021, the Partnership received cash proceeds of $34,643 as partial payoff of this other asset. As of December 31, 2021, the Partnership recorded an impairment on this other asset of $43,605, a result of which the value of this other asset is $50,252 as of December 31, 2021. In January 2022, the Partnership received cash proceeds of $50,252 as total payoff of this other asset.

Collateralized Loan Receivable

On June 29, 2018, the Partnership entered into a loan agreement with a borrower to provide financing in an amount up to $7,500,000 to finance a food production facility in Georgia. The loan facility is structured as two tranches: Tranche I: $5,500,000 was funded on July 5, 2018. Tranche II: Up to $2,000,000 is available at lender’s discretion subject to the borrower achieving certain milestones. The loan facility is secured by a first priority security interest in all of the borrower’s assets. In connection with the Tranche I loan, the Partnership received three promissory notes from the borrower in the amount of $1,500,000, $2,000,000 and $2,000,000 respectively. On July 5, 2018, the Partnership funded $5,500,000 for the Tranche I loan. The Tranche I loan accrues interest at a rate of 12.75% plus 3 month LIBOR with a floor of 1.5% and matures on June 30, 2021. The Tranche I loan requires 18 monthly interest only payments upon commencement (first 12 monthly interest payments to be paid in cash at 11% and the remainder to be paid in kind (“PIK”) by adding such PIK interest to the principal balance and 6 monthly interest payments to be paid in cash) and 18 monthly payment of principal and interest payment with monthly principal paydowns of $150,000. Upon maturity of the Tranche I loan, the borrower will make a final balloon payment of approximately $3,029,000 ($2,900,000 principal plus accrued PIK interest). On June 29, 2018, the Partnership entered into an assignment agreement with a third party and sold $3,000,000 of the Tranche I loan, effective July 5, 2018, and sold $1,000,000 of the Tranche I loan, effective on or about September 1, 2018. On July 5, 2018, the Partnership returned two promissory notes to the borrower in the amount of $2,000,000 and $2,000,000 respectively and the borrower reissued one promissory note to the Partnership in the amount of $1,000,000 and one promissory note to the third party in the amount of $3,000,000. On July 5, 2018 and August 31, 2018, the Partnership received cash of $3,000,000 and $1,000,000, respectively, from the third party for the sale of those promissory notes. On November 1, 2019, the Partnership entered into an assignment agreement with a third party and purchased additional $417,675 of the Tranche I loan. On September 18, 2020, the Partnership entered into a second amendment to the loan agreement dated June 29, 2018 and as first amended on October 19, 2018, whereby the Partnership amended the interest rate across all outstanding loans to a fixed rate of 14.5% per annum, extended the maturity date to June 30, 2022 and agreed to provide additional financing of $588,904. On that same date, the Partnership received and funded a promissory note from the borrower in the amount of $588,904 for the Tranche III loan. The loan facility is secured by a first priority security interest in all of the borrower’s assets. The Tranche III loan accrues interest at a rate of 14.5% and matures on June 30, 2022. The Tranche III loan requires 4 monthly interest only payments upon commencement and 16 monthly payments of principal and interest. Upon maturity of the Tranche III loan, the borrower will make a final balloon payment of approximately $464,000 ($404,000 principal plus accrued interest). On August 20, 2021, the Partnership received cash of $2,107,518 as total payoff of this loan receivable. The loan had an outstanding balance of $1,971,783 resulting in additional interest income of $135,735.

Infrastructure Equipment

On November 20, 2018, the Partnership entered into a lease facility for $33,450 for water pumps based in Texas. The finance lease required 36 monthly payments of $1,159 with the first and last payments due in advance. On November 20, 2018, the Partnership entered into a second lease facility for $162,943 for water pumps. The finance lease required 36 monthly payments of $5,648 with the first two months and last payments due in advance. During the year ended December 31, 2020, the Partnership temporarily reduced the monthly payments of both lease facilities. Starting in January 2021, the first finance lease requires 3 monthly payments of $215, 11 monthly payments of $1,635 and a final payment of $1,159. The second finance lease requires 3 monthly payments of $1,047, 13 monthly payments of $7,810 and a final payment of $5,648. On July 9, 2021, the Partnership received cash of $113,273 as total payoff of this lease facility. The equipment had a net book value of $104,258 resulting in additional finance income of $9,015.

Collateralized Loan Receivable

On December 11, 2018, the Partnership entered into a loan agreement with two affiliated North Dakota based firms as co-borrowers to provide financing in an amount up to $4,100,000 for oilfield tools and services, and consulting, of which the Partnership agreed to provide up to $1,700,000. The loan facility is structured as two tranches: Tranche I: $3,200,000 and Tranche II: 900,000 which are available at lender’s discretion subject to the borrower achieving certain milestones. The loan facility is secured by a first priority lien on all of the borrower’s assets. In connection with the Tranche I loan, the Partnership received two promissory notes from the borrower in the amount of $1,326,830 and $1,873,170. On December 11, 2018, $1,326,830 and $1,873,170 were funded for Tranche I, in which $100,000 was held back for a security deposit and $200,000 will be funded upon completion. The Tranche I loan accrues interest at a rate of 10.6% plus 3 month LIBOR with a floor of 2.4% and matures on December 11, 2021. The Tranche I loan requires 36 monthly payments of $41,463 with one interest only payment due upon loan commencement. On December 11, 2018, the Partnership entered into an assignment agreement with a third party and sold $1,873,170 of the Tranche I loan, effective December 11, 2018. On December 14, 2018, the Partnership received cash of $1,682,842 from the third party for the sale of the promissory note. On January 25, 2019, the Partnership funded $250,000 of Tranche II. The Partnership received two promissory notes from the borrower in the amount of $103,659 and $146,341. On January 25, 2019, the Partnership entered into an assignment agreement with a third party and sold $146,341 of the Tranche II loan, effective January 25, 2019. On January 25, 2019, the Partnership received cash of $148,902 from the third party for the sale of the promissory note. On August 1, 2019 the Partnership decided not fund the $200,000 related to Tranche I upon the completion of title work related purchased vehicles. On January 28, 2021, the Partnership received cash of $625,854 as total payoff of this loan receivable. The loan had an outstanding balance of $602,129 resulting in additional interest income of $23,725.

Medical Equipment

On March 22, 2019, the Partnership entered into a lease facility for $493,906 of medical equipment with a hospital based in Texas. The lease is secured by a first priority lien against the medical equipment. On March 22, 2019, the Partnership advanced a total of $493,906 under this lease facility. The lease schedule requires 36 monthly payments of $16,820 with the first payment due upon commencement, April 1, 2019. On maturity, the lessee can return the equipment or purchase it at its then fair market value, not to exceed 14.5% of equipment cost.

Infrastructure Equipment

On May 30, 2019, the Partnership entered into a lease facility for $3,600,000 for industrial dryers based in Kentucky. On May 31, 2019, the Partnership advanced $3,600,000 under this lease facility. The finance lease requires 48 monthly payments of $94,802 with the first and last payments due in advance and commences on November 1, 2019. On November 18, 2019, the Partnership issued a Notice of Default letter to the company, and on November 25, 2019, the Partnership issued a Notice of Lease Commencement and Demand Notice for payment from the company. On December 31, 2019, the company paid $75,000 to the Partnership, and entered into a forbearance agreement with the Partnership. In January 2020, a group of three small creditors filed an involuntary bankruptcy petition against the company. As a result, in February 2020, the company filed for Chapter 11 bankruptcy. The lease is secured by a first priority lien against the industrial dryers. On July 20, 2020, the Partnership obtained a stay relief order from the bankruptcy court and on August 6, 2020, the Partnership entered into a settlement agreement and mutual release with the vendor and moved the equipment to its own location. The Partnership is actively remarketing the equipment, and is currently in contact with prospective buyers. The Partnership expected to receive full book value for this equipment, but during the fourth quarter of 2020, due to the continued impact of COVID-19 and based on discussions with third parties, the Partnership reassessed this lease and decided to record an impairment on this lease. As of December 31, 2020, the Partnership recorded an impairment on this finance lease of $751,685 and reclassified this lease to Other Assets.

On August 23, 2019, the Partnership entered into and funded a lease facility for $3,000,000 for a welding system based in Louisiana. The finance lease requires 60 monthly payments of $62,900 and a final payment of $300,000 with the first and last payments due in advance and commenced on September 1, 2019. The lease is secured by a first priority lien against the welding system.

On September 5, 2019, the Partnership entered into a lease facility for $101,828 for screen printer and dryers based in Georgia. On September 20, 2019, the Partnership advanced $101,828 under this lease facility. The finance lease required 48 monthly payments of $2,875 and a final payment of $10,183, with the first payment due in advance. During the year ended December 31, 2020, the Partnership temporarily reduced the monthly payments of this lease facility. Starting in January 2021, the finance lease requires 2 monthly payments of $1,197, 33 monthly payments of $2,875 and a final payment of $10,183. As of December 31, 2020, the lessee is current with the original monthly payments. The lease is secured by a first priority lien against the screen printer and dryers. In December 2021, the Partnership received cash of $79,185 as total payoff of the lease facility. The finance lease had a net book value of $66,062 resulting in an increase in finance income of $13,123.

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

Fish Processing Equipment

On November 26, 2019, the Partnership entered into a lease facility for $1,230,754 for fish processing equipment based in Alaska. On November 26, 2019, the Partnership advanced $1,107,679 under this lease facility. On March 25, 2020, the Partnership advanced the remaining $123,075 under this lease facility. The finance lease requires 55 monthly payments of $29,218 and a final payment of $184,613, with first month due in advance and commenced on April 1, 2020. The lease is secured by a first priority lien against the fish processing equipment. On October 7, 2020, the Partnership terminated the lease facility for fish processing equipment. The Partnership is pursuing multiple options for liquidating the equipment including working with the landlord of the current processing facility to market the facility to new operators as a turnkey operation and working with the equipment manufacturer to identify interested purchasers in the surrounding region that would then transport the equipment to an alternate facility. As of December 31, 2020, the Partnership recorded an impairment on this finance lease of $430,836 and reclassified this lease to Other Assets. During the year ended December 31, 2021, the Partnership recorded an impairment on this finance lease of $400,000, a result of which the value of this other asset is $400,000 as of December 31, 2021.

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

Telecommunication Equipment

On January 23, 2020, the Partnership entered into a finance lease for $3,720,970 of telecommunication equipment based in Illinois. On January 23, 2020, the Partnership advanced $3,192,259 as equipment lease schedule 1 (“Schedule 1”), and $528,711 as equipment lease schedule 2 (“Schedule 2”) under this finance lease. The Schedule 1 lease requires 42 monthly payments of $93,302, and Schedule 2 lease requires 42 monthly payments of $15,453. During the year ended December 31, 2020, the Partnership temporarily reduced the monthly payments of both lease schedules. The lease is secured by a first priority lien against the telecommunication equipment. As of December 31, 2020, the Partnership recorded an impairment on this finance lease of $366,991 and reclassified this lease to Other Assets. In March 2021, the Partnership entered into a settlement agreement with the lessee for $2,645,000, as per the settlement agreement, on March 31, 2021, the Partnership received total cash proceeds of $2,000,000, and the remaining $645,000 is to be paid in 48 equal monthly payments of $13,437 commencing on April 1, 2022.

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

Construction Equipment

On February 10, 2020, the Partnership funded a finance lease for $1,535,424 for construction equipment based in Ohio. Commencing April 1, 2020, the finance lease required 35 monthly payments of $48,110 with a final payment of $298,915. In June 2020, the payment stream was amended to 33 monthly payments of $46,980 with a final payment of $291,891. The lease is secured by a first priority lien against the construction equipment. On April 27, 2021, the Partnership received cash of $1,357,343 as total payoff of this lease facility. The equipment had a net book value of $1,128,345 resulting in additional finance income of $228,998.

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

Infrastructure Equipment

From March 26, 2020 through September 22, 2020, the Partnership funded an aggregate total of $2,450,480 across seven lease schedules for infrastructure equipment based in Pennsylvania. The first finance lease schedule requires 60 monthly payments of $18,548 and commenced on August 1, 2020. The second schedule requires 48 monthly payments of $15,823 and commenced on August 1, 2020. The third schedule requires 48 monthly payments of $4,054 and commenced on May 1, 2020. The fourth schedule requires 60 monthly payments of $484 and commenced on August 1, 2020. The fifth schedule requires 60 monthly payments of $5,277 and commenced on September 1, 2020. The sixth schedule requires 60 monthly payments of $9,522 and commenced on October 1, 2020. The seventh schedule requires 60 monthly payments of $4,081 and commenced on October 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment. In December 2021, the lessee defaulted on the lease facility for infrastructure equipment. The Partnership is pursuing multiple options for liquidating the equipment including working with a third party to help in remarketing the equipment. As of December 31, 2021, the Partnership reclassified this lease to Other Assets. In January and February 2022, the Partnership sold a portion of the equipment for total net cash proceeds of $392,225. The equipment had a net book value of $378,627 resulting in a resulting in a gain of $13,598. In February 2022, the Partnership sold an additional portion of the equipment, via a finance lease, for total monthly rental payments of $168,803. The equipment had a net book value of $166,950 resulting in additional finance income of $1,853 over the life of the lease. The finance lease requires 24 monthly payments of $7,033 and will commence on March 1, 2022.

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

On December 23, 2020, the Partnership funded a finance lease for $990,466 for infrastructure equipment based in Missouri. The finance lease requires 36 monthly payments of $32,217 and will commences on January 1, 2021. The lease is secured by a first priority lien against the infrastructure equipment. On August 17, 2021, the Partnership received cash of $864,798 as total payoff of this lease facility. The equipment had a net book value of $766,980 resulting in additional finance income of $97,818

Infrastructure Equipment

On March 12, 2021, the Partnership entered into a lease facility of $975,000 for welding system with a company based in Louisiana. On March 12, 2021 and on April 27, 2021, the Partnership funded $750,000 and $225,000, respectively for this facility. The finance lease requires 42 monthly payments of $29,120. The lease is secured by a first priority lien against the welding system.

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

Furniture and Fixtures

On September 30, 2021 and on November 16, 2021, the Partnership funded a finance lease for $550,950 and $259,225, respectively, for furniture and fixtures based in California. On February 9, 2022, the Partnership funded the remaining $291,725 for furniture and fixtures based in California. The finance lease requires 48 monthly payments of $28,221 and commenced on March 1, 2022. The lease is secured by a first priority lien against the furniture and fixtures.

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

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases, and we generate all our revenues in geographic areas in the United States of America. For additional information, refer to Part II. Item 8. Financial Statement and Supplementary Data, Note 13 Geographic Information in the notes to our financial statements included in this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings.

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Units are not publicly traded, and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 31, 2022
General Partner	1
Limited Partners	613

We pay, at the sole discretion of our Investment Manager and contingent upon the availability of funds, quarterly cash distributions to each Limited Partner computed at 1.5% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution. During the year ended December 31, 2021, we made quarterly cash distributions to our Limited Partners totaling approximately $323,000. At December 31, 2021, the Partnership did not declare or accrue distributions due to the economic uncertainties from COVID-19. During the year ended December 31, 2020, we made quarterly cash distributions to our Limited Partners totaling approximately $1,527,000, and we accrued $255,362 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $255,362 at December 31, 2020. At December 31, 2021 and 2020 we declared and accrued a distribution of $637 and $12,685, respectively, for distributions due to our General Partner which resulted in distributions payable to our General Partner of $49,335 and $48,698 at December 31, 2021 and 2020, respectively.

We are required pursuant to Financial Industry Regulatory Authority, Inc. (“FINRA”) Rule 2310(b)(5) to disclose in each annual report distributed to our Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is $7.13 per Unit at December 31, 2021. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this estimated value. There is no significant public trading market for our Units at this time and none is expected to develop. There can be no assurance that Limited Partners could receive $7.13 per Unit if such a market did exist and they sold their Units, or that they will be able to receive such amount for their Units in the future. At December 31, 2021, we were in our Liquidation Period which began on October 4, 2021. Our Operating Period began on October 3, 2016 and concluded on October 3, 2021. Our Offering Period began on August 11, 2016 and concluded on March 31, 2019.

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

The redemption price we offer to repurchase our Units utilizes a different valuation methodology than that which we use to determine the current value of our Units for ERISA and FINRA purposes described above. Therefore, the $7.13 per Unit does not reflect the amount that a Limited Partner should expect to receive under our redemption plan. In addition, there can be no assurance that a Limited Partner will be able to redeem their Units under our redemption plan. A Limited Partner may not redeem their Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by any of our Limited Partners.

Item 6. Selected Financial Data.

The selected financial data should be read in conjunction with the financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenue, net	$2,272,244	$929,058
Net income (loss)	$240,851	$(1,690,548)
Net income (loss) allocable to Limited Partners	$238,442	$(1,673,643)
Weighted average number of limited partnership interests outstanding	2,530,019.84	2,532,772.53
Net income (loss) per weighted average number of limited partnership interests outstanding	$0.09	$(0.66)
Distributions declared to Limited Partners	$67,374	$1,270,902
Distributions per weighted average number of limited partnership interests outstanding	$.03	$.50

	December 31, 2021	December 31, 2020
Total assets	$24,712,208	$28,887,427
Partners’ Equity	$15,322,084	$15,192,999

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

We invested in equipment and other assets that are considered essential use or core to a business or operation in the agricultural, energy, environmental, medical, manufacturing, technology, and transportation industries. Our Investment Manager may identify other assets or industries that meet our investment objectives. We expect to invest in equipment, other assets and project financings located primarily within the United States of America and the European Union but may also make investments in other parts of the world.

We are currently in the Liquidation Period. The Operating Period concluded on October 3, 2021. The Offering Period concluded on March 31, 2019. During the Operating Period, we invested most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and concluded on October 3, 2021. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period, which began on October 4, 2021, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

Our General Partner, our Investment Manager and their affiliates, and certain non-affiliates (namely, Selling Dealers) receive fees and compensation from the offering of our Units, including the following, with any and all compensation paid to our General Partner solely in cash. We pay an underwriting fee of 2% of the gross proceeds of the offering (excluding proceeds, if any, we receive from the sale of our Units to our General Partner or its affiliates) to our selling agent or selling agents. From these underwriting fees, a selling agent may pay Selling Dealers, a non-accountable marketing fee based upon such factors as the volume of sales of such Selling Dealers, the level of marketing support provided by such participating dealers and the assistance of such Selling Dealers in marketing the offering, or to reimburse representatives of such Selling Dealers for the costs and expenses of attending our educational conferences and seminars. This fee will vary, depending upon separately negotiated agreements with each Selling Dealer. In addition, we pay a sales commission to Selling Dealers up to 5% of the gross proceeds of the offering (excluding proceeds, if any, we receive from the sale of our Units to our General Partner or its affiliates).

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

During our Operating Period, our Investment Manager received a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made.

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

Current Business Environment and Outlook

In December 2019, a novel strain of coronavirus (also known as COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States and Europe. The outbreak has continued to spread and is currently classified as a pandemic. Efforts to contain the spread of this coronavirus and its variants has intensified. To date, COVID-19 has had a negative impact on our business and an impairment loss of $2,035,660 was recorded as a result of that impact. Although the Partnership currently expects that the disruptive impact of coronavirus on its business will be temporary, this situation continues to evolve and improve and therefore the Partnership doesn’t think that the coronavirus will directly or indirectly have a continued negative effect on its business and operating results.

We believe that 2022 will present attractive opportunities for equipment lease and asset finance investments. The effects of the pandemic will continue with business restrictions and suppressed spending during the winter months. GDP growth will be weighted toward the second half of 2022, and the upside potential for economic growth later in the year is substantial with 3.5% GDP growth forecast for 2022. Growth will likely be driven by strong levels of consumer spending in the first half the year thanks to accumulated savings, along with the gradual unwinding of supply chains. Growth is projected to get a modest boost from the infrastructure bill during the second half of the year. While the emergence of the Omicron variant has led to heightened uncertainty, the U.S. public health situation is substantially improved given the widespread availability of vaccines and relatively high vaccination rates. Consumers are increasingly adapting to the virus and resuming normal mobility and spending patterns. Congress finally passed the bipartisan infrastructure spending bill in mid-November, the largest public infrastructure spending effort since the 2009 American Recovery and Reinvestment Act. The bill is expected to result in a boost for several verticals including trucks, railroad, communications, materials handling equipment, and software. While labor demand is strong, workers are quitting their jobs at historic rates and labor force participation remains below pre-pandemic levels. Many firms are reporting labor shortages and have increased wages and other incentives in response. Notably, smaller firms may find it more difficult to compete with large organizations when it comes to raising pay. Many industries are facing high shipping costs and delivery delays, resulting in product shortages. These bottlenecks are likely to persist in 2022, especially if U.S. trading partners shutdown borders in response to new virus strains. CPI inflation rose to the highest rate in over thirty years in October. While price increases were previously contained to industries impacted by the pandemic, inflation is now broad-based. As costs of everyday goods and services have risen, consumers’ view of the economy has grown more pessimistic. Housing market activity appears to be slowing due to both demand- and supply-side factors. While demand remains elevated thanks to amassed savings, low mortgage rates, and demand for more space, high prices are deterring some buyers. Meanwhile, builders are struggling to meet demand due to shortage of available lots, soaring materials costs, supply chain disruptions, and difficulty finding skilled labor. While equity markets have been performing well since last March, the emergence of the Omicron variant triggered a sell-off, leading to speculation about whether equity markets are overvalued. China also remains an area of concern as the country’s largest property developer (along with several other smaller firms) has defaulted on debt payments in recent months. We believe that a vast majority of U.S. businesses will acquire equipment through financing. The propensity to finance equipment is higher than it has been over the last two to three years as long-term interest rates have fallen sharply. We believe customer demands and products will evolve beyond pandemic needs. Demand for equipment needed to connect employees working from home will change as organizations adopt hybrid workplace models and make other adjustments for conducting business. The growth of bundled, managed services agreements and efficient customer service solutions will continue as businesses seek greater support and flexibility in acquiring and managing equipment. We believe reduced travel, less need for commercial space and technology upgrades will be among wide-ranging impacts in the wake of the pandemic. Many key equipment types will show growth as a result of the pandemic. We believe broad-based investment growth is expected across a range of equipment types. We believe medical equipment should benefit from vaccine distribution and resumption of elective medical procedures. We believe construction equipment investment should improve with increased demand for single-family homes, while trucks will get a boost from demand for over-the-road transportation as consumer spending strengthens throughout the year. We believe E-commerce solutions will continue to skyrocket to meet customer demands. We also expect equipment finance companies to continue to create remote and contactless back office operations, and speed of processes, with compliance a priority. Federal and state government action could have wide-ranging policy implications. Overall we think that businesses have a positive outlook for growth in the latter half of 2022 and we anticipate capital asset and equipment acquisition will be an essential part of that growth.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2022 Equipment Leasing and Financing U.S. Economic Outlook” the U.S. economy’s growth in 2022 is poised to experience growth of 3.5% while equipment and software investment should expand by about 4.6%. Equipment investment growth fared better than overall GDP growth in 2021 as businesses invested to adapt to the COVID-19 pandemic, and growth should remain. The pace of investment is expected to pick up during the second half of the year. The manufacturing sector recovery continued in 2021. Shipments and new orders of core capital goods rose to record levels as firms in several industries responded to elevated demand. Though output is relatively close to pre-pandemic levels, manufacturing employment remains significantly depressed The Fed has largely acknowledged that inflation is not transitory, and FOMC members have used more hawkish language in their public statements. Meanwhile, many investors expect at least one hike in short-term interest rates by June. This aligns with recent Fed guidance that its asset purchase program will conclude sooner than expected. As a result, tighter financial conditions are likely in 2022, which would put downward pressure on investment The pandemic’s economic effects have been uneven: lower-income households and certain industries have borne the brunt of the pain. Despite the ongoing recovery, millions of households are struggling to meet basic needs and many small businesses are in survival mode.

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

Infrastructure Equipment

On June 29, 2018, the Partnership entered into a lease facility for $1,199,520 for water pumps based in North Dakota. The finance lease requires 48 monthly payments of $31,902 with the first and last payments due in advance. On October 31, 2018, the Partnership entered into a second lease facility for $529,239 for water pumps. The finance lease requires 36 monthly payments of $17,888 with the first and last payments due in advance. On January 29, 2019, the Partnership entered into a third lease facility for $67,500 for water pumps. On January 29, 2019, the Partnership funded $33,750 and on April 9, 2019, the Partnership funded the remaining $33,750. The finance lease requires 36 monthly payments of $2,282 with the first and last payments due in advance and commences on May 1, 2019. On June 19, 2019, the Partnership entered into and funded a fourth lease facility for $1,270,125 for water pumps and other equipment. The finance lease requires 36 monthly payments of $43,565 with the first and last payments due in advance and commences on July 1, 2019. On August 7, 2019, the Partnership entered into and funded a fifth lease facility for $27,351 for water pumps. The finance lease requires 36 monthly payments of $938 with the first and last payments due in advance and commences on August 7, 2019. On August 29, 2019, the Partnership entered into a sixth lease facility for $196,803 for water pumps, and on September 12, 2019 the lease facility was funded. The finance lease requires 36 monthly payments of $6,750 with the first and last payments due in advance and commences on August 29, 2019. During the year ended December 31, 2020, the Partnership received total cash of $1,899,149 as total payoff of five lease schedules. The five finance lease schedules had a net book value of $1,713,589 resulting in an increase in finance income of $185,560 and the customer maintained all rights to the water pumps. In October 2020, the Partnership terminated the remaining lease schedule and assumed all rights, title and interest in the equipment. As of December 31, 2020, the remaining lease schedule has a liquidation value of $128,500 and the Partnership reclassified this lease to Other Assets. During the year ended December 31, 2021, the Partnership received cash proceeds of $34,643 as partial payoff of this other asset. As of December 31, 2021, the Partnership recorded an impairment on this other asset of $43,605, a result of which the value of this other asset is $50,252 as of December 31, 2021. In January 2022, the Partnership received cash proceeds of $50,252 as total payoff of this other asset.

Infrastructure Equipment

On May 30, 2019, the Partnership entered into a lease facility for $3,600,000 for industrial dryers based in Kentucky. On May 31, 2019, the Partnership advanced $3,600,000 under this lease facility. The finance lease requires 48 monthly payments of $94,802 with the first and last payments due in advance and commences on November 1, 2019. On November 18, 2019, the Partnership issued a Notice of Default letter to the company, and on November 25, 2019, the Partnership issued a Notice of Lease Commencement and Demand Notice for payment from the company. On December 31, 2019, the company paid $75,000 to the Partnership, and entered into a forbearance agreement with the Partnership. In January 2020, a group of three small creditors filed an involuntary bankruptcy petition against the company. As a result, in February 2020, the company filed for Chapter 11 bankruptcy. The lease is secured by a first priority lien against the industrial dryers. On July 20, 2020, the Partnership obtained a stay relief order from the bankruptcy court and on August 6, 2020, the Partnership entered into a settlement agreement and mutual release with the vendor and moved the equipment to its own location. The Partnership is actively remarketing the equipment, and is currently in contact with prospective buyers. The Partnership expected to receive full book value for this equipment, but during the fourth quarter of 2020, due to the continued impact of COVID-19 and based on discussions with third parties, the Partnership reassessed this lease and decided to record an impairment on this lease. As of December 31, 2020, the Partnership recorded an impairment on this finance lease of $751,685 and reclassified this lease to Other Assets.

Fish Processing Equipment

On November 26, 2019, the Partnership entered into a lease facility for $1,230,754 for fish processing equipment based in Alaska. On November 26, 2019, the Partnership advanced $1,107,679 under this lease facility. On March 25, 2020, the Partnership advanced the remaining $123,075 under this lease facility. The finance lease requires 55 monthly payments of $29,218 and a final payment of $184,613, with first month due in advance and commenced on April 1, 2020. The lease is secured by a first priority lien against the fish processing equipment. On October 7, 2020, the Partnership terminated the lease facility for fish processing equipment. The Partnership is pursuing multiple options for liquidating the equipment including working with the landlord of the current processing facility to market the facility to new operators as a turnkey operation and working with the equipment manufacturer to identify interested purchasers in the surrounding region that would then transport the equipment to an alternate facility. As of December 31, 2020, the Partnership recorded an impairment on this finance lease of $430,836 and reclassified this lease to Other Assets. During the year ended December 31, 2021, the Partnership recorded an impairment on this finance lease of $400,000, a result of which the value of this other asset is $400,000 as of December 31, 2021.

Telecommunication Equipment

On January 23, 2020, the Partnership entered into a finance lease for $3,720,970 of telecommunication equipment based in Illinois. On January 23, 2020, the Partnership advanced $3,192,259 as equipment lease schedule 1 (“Schedule 1”), and $528,711 as equipment lease schedule 2 (“Schedule 2”) under this finance lease. The Schedule 1 lease requires 42 monthly payments of $93,302, and Schedule 2 lease requires 42 monthly payments of $15,453. During the year ended December 31, 2020, the Partnership temporarily reduced the monthly payments of both lease schedules. The lease is secured by a first priority lien against the telecommunication equipment. As of December 31, 2020, the Partnership recorded an impairment on this finance lease of $366,991 and reclassified this lease to Other Assets. In March 2021, the Partnership entered into a settlement agreement with the lessee for $2,645,000, as per the settlement agreement, on March 31, 2021, the Partnership received total cash proceeds of $2,000,000, and the remaining $645,000 is to be paid in 48 equal monthly payments of $13,437 commencing on April 1, 2022.

Infrastructure Equipment

From March 26, 2020 through September 22, 2020, the Partnership funded an aggregate total of $2,450,480 across seven lease schedules for infrastructure equipment based in Pennsylvania. The first finance lease schedule requires 60 monthly payments of $18,548 and commenced on August 1, 2020. The second schedule requires 48 monthly payments of $15,823 and commenced on August 1, 2020. The third schedule requires 48 monthly payments of $4,054 and commenced on May 1, 2020. The fourth schedule requires 60 monthly payments of $484 and commenced on August 1, 2020. The fifth schedule requires 60 monthly payments of $5,277 and commenced on September 1, 2020. The sixth schedule requires 60 monthly payments of $9,522 and commenced on October 1, 2020. The seventh schedule requires 60 monthly payments of $4,081 and commenced on October 1, 2020. The leases are secured by a first priority lien against the infrastructure equipment. In December 2021, the lessee defaulted on the lease facility for infrastructure equipment. The Partnership is pursuing multiple options for liquidating the equipment including working with a third party to help in remarketing the equipment. As of December 31, 2021, the Partnership reclassified this lease to Other Assets. In January and February 2022, the Partnership sold a portion of the equipment for total net cash proceeds of $392,225. The equipment had a net book value of $378,627 resulting in a resulting in a gain of $13,598. In February 2022, the Partnership sold an additional portion of the equipment, via a finance lease, for total monthly rental payments of $168,803. The equipment had a net book value of $166,950 resulting in additional finance income of $1,853 over the life of the lease. The finance lease requires 24 monthly payments of $7,033 and will commence on March 1, 2022.

Infrastructure Equipment

On December 23, 2020, the Partnership funded a finance lease for $990,466 for infrastructure equipment based in Missouri. The finance lease requires 36 monthly payments of $32,217 and commenced on January 1, 2021. The lease is secured by a first priority lien against the infrastructure equipment. On August 17, 2021, the Partnership received cash of $864,798 as total payoff of this lease facility. The equipment had a net book value of $766,980 resulting in additional finance income of $97,818

Collateralized Loan Receivable

On January 28, 2021, the Partnership received cash of $625,854 as total payoff, in connection with the loan agreement entered into on December 11, 2018. The loan had an outstanding balance of $602,129 resulting in additional interest income of $23,725.

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

Furniture and Fixtures

On September 30, 2021 and on November 16, 2021, the Partnership funded a finance lease for $550,950 and $259,225, respectively, for furniture and fixtures based in California. On February 9, 2022, the Partnership funded the remaining $291,725 for furniture and fixtures based in California. The finance lease requires 48 monthly payments of $28,221 and commenced on March 1, 2022. The lease is secured by a first priority lien against the furniture and fixtures.

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

Long-lived Asset Impairments

The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. There was no evidence of a triggering event for the years ended December 31, 2021 and 2020.

Collateralized Loans Receivable, net

Collateralized loans receivable are reported in our balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased notes and loans. Costs to originated notes, if any, are reported as other assets in our balance sheets. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Collateralized loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Finance Lease Receivables and Allowance for Loan and Lease Accounts

In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. An impairment loss for a collateralized loan receivable and for finance leases was recorded in the amount of $443,605 and $1,592,055 for the years ending December 31, 2021 and 2020, respectively.

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

During our Operating Period, which began on October 3, 2016 and concluded on October 3, 2021, we used the majority of our net offering proceeds from Limited Partner capital contributions to acquire our initial investments. As our investments mature, we anticipate reinvesting the cash proceeds in additional investments in leased equipment and financing transactions, to the extent that the cash will not be needed for expenses, reserves and distributions to our Limited Partners. During this time-frame we expect both rental income and finance income to increase substantially as well as related expenses such as depreciation and amortization. During the Operating Period, we believe the majority of our cash outflows will be from investing activities as we acquire additional investments and to a lesser extent from financing activities from our paying quarterly distributions to our Limited Partners. Our cash flow from operations is expected to increase, primarily from the collection of rental and interest payments.

Results of Operations for the Years Ended December 31, 2021 and 2020

We are currently in our Liquidation Period. The Offering Period was declared effective by the SEC on August 11, 2016, and concluded on March 31, 2019. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and concluded on October 3, 2021. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period, which began on October 4, 2021, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. Through December 31, 2021, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Our revenue for the years ended December 31, 2021 and 2020 are summarized as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenue:
Rental income	$—	$296,368
Finance income	2,177,859	2,418,960
Interest income	537,990	520,775
Other income	—	527
Total Revenue	$2,715,849	$3,236,630
Loss on sale of assets	—	(715,517)
Provision for loan and lease losses	(443,605)	(1,592,055)
Revenue, net	$2,272,244	$929,058

For the year ended December 31, 2021, we received monthly lease payments of approximately $10,196,000 and recognized $2,177,859 in finance income from 44 finance leases during the same period. We also recognized $537,990 in interest income from collateralized loans receivable during the same period. We also incurred a provision for loan and lease losses of $443,605 as a result of an impairment loss on other assets during the year ended December 31, 2021.

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

Our expenses for the years ended December 31, 2021 and 2020 are summarized as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Expenses:
Management fees — Investment Manager	$750,000	$750,000
Interest Expense	628,870	810,866
Depreciation	—	279,186
Professional fees	353,578	438,085
Administration expense	290,137	335,292
Other expenses	8,808	6,177
Total Expenses	$2,031,393	$2,619,606

For the year ended December 31, 2021, we incurred $2,031,393 in total expenses. We paid $750,000 in management fees to our Investment Manager during the year ended December 31, 2021. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $290,137 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $628,870 related to our loan payable. Lastly, we incurred $353,578 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services.

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

Net Income (Loss)

As a result of the factors discussed above, we reported net income for the year ended December 31, 2021 of $240,851 as compared to a net loss of $1,690,548 for the year ended December 31, 2020.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash provided by (used in):
Operating activities	$3,023,860	$686,965
Investing activities	$(160,734)	$(4,981,763)
Financing activities	$(4,507,105)	$1,068,514

Sources of Liquidity

We are currently in our Liquidation Period. The Offering Period is the time frame in which we raise capital contributions from Limited Partners through the sale of our Units. As such, during our Offering Period a substantial portion of our cash inflows were from financing activities. The Operating Period is the time frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period a substantial portion of our cash out-flows were for investing activities. We believe that cash inflows will be sufficient to finance our liquidity requirements for the foreseeable future, including quarterly distributions to our Limited Partners, general and administrative expenses and fees paid to our Investment Manager.

Operating Activities

Cash provided by operating activities for the year ended December 31, 2021 was $3,023,860 and was primarily driven by the following factors: net income for the year ended December 31, 2021 of approximately $241,000, a provision for loan and lease losses of approximately $444,000, an increase in other assets of approximately $2,248,000, and an increase in deferred revenue of approximately $73,000. Offsetting these fluctuations was a decrease in accrued interest on loans payable of approximately $46,000 and a decrease in accounts payable and accrued liabilities of approximately $11,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions. We anticipate that we will generate greater net cash inflows from operations principally from rental payments received from lessees.

Cash provided by operating activities for the year ended December 31, 2020 was $686,965 and was primarily driven by the following factors; net income for the nine months ended September 30, 2020 of approximately $562,000, and an increase in depreciation of approximately $279,000, a provision for loan and lease losses of approximately $1,592,000 and an increase in loss on sale of assets of approximately $716,000. Offsetting these fluctuations was a net loss for the year ended December 31, 2020 of approximately $1,691,000 a decrease in other assets of approximately $122,000, and a decrease in deferred revenue of approximately $154,000.

Investing Activities

Cash used in investing activities was $160,734 for the year ended December 31, 2021, which consisted of approximately $11,194,000 that we paid for the purchase of finance leases, finance income of approximately $2,178,000 and net of receipt of approximately $10,196,000 in minimum rental payments from finance leases, offset by approximately $3,016,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

Cash used in investing activities was $4,981,763 for the year ended December 31, 2020, which consisted of approximately $12,520,000 that we paid for the purchase of finance leases, finance income of approximately $2,419,000 and net of receipt of approximately $10,010,000 in minimum rental payments from finance leases, and approximately $647,000 in net cash paid from origination and purchases of loans receivable, prepayments and satisfactions offset by approximately $594,000 in cash received from sale of leased assets.

Financing Activities

Cash used in financing activities for the year ended December 31, 2021 was $4,507,105 and was primarily due to cash received from loan payable of $12,560,000, offset by payments of approximately $16,701,000 on the loan payable, and $366,000 in distributions and redemptions to limited partners.

Cash provided by financing activities for the year ended December 31, 2020 was $1,068,514 and was primarily due to cash received from loan payable of $13,362,000, offset by payments of approximately $11,037,000 on the loan payable, and $1,527,000 in distributions to limited partners.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the year ended December 31, 2021, we made quarterly cash distributions to our Limited Partners totaling approximately $323,000. At December 31, 2021, the Partnership did not declare or accrue distributions due to the economic uncertainties from COVID-19. During the year ended December 31, 2020, we made quarterly cash distributions to our Limited Partners totaling approximately $1,527,000, and we accrued $255,362 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $255,362 at December 31, 2020. At December 31, 2021 and 2020 we declared and accrued a distribution of $637 and $12,685, respectively, for distributions due to our General Partner which resulted in distributions payable to our General Partner of $49,335 and $48,698 at December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, the Partnership had unfunded commitments of $291,725 for a finance lease.

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

In January 2022, the Partnership received cash proceeds of $50,252 as total payoff of the other asset.

In January 2022 and February 2022, the Partnership sold a portion of the infrastructure equipment for total net cash proceeds of $392,225. The equipment had a net book value of $378,627 resulting in a resulting in a gain of $13,598.

In February 2022, the Partnership sold an additional portion of the equipment, via a finance lease, for total monthly rental payments of $168,803. The equipment had a net book value of $166,950 resulting in additional finance income of $1,853 over the life of the lease. The finance lease requires 24 monthly payments of $7,033 and will commence on March 1, 2022.

On February 9, 2022, in connection with lease facility entered into on September 30,2021, the Partnership funded the remaining $291,725 for furniture and fixtures based in California. The finance lease requires 48 monthly payments of $28,221 and commenced on March 1, 2022. The lease is secured by a first priority lien against the furniture and fixtures.

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

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Arboretum Silverleaf Income Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arboretum Silverleaf Income Fund, L.P. (the “Partnership”) as of December 31, 2021 and 2020, the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to those charged with governance and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan and Lease Losses

Critical Audit Matter Description

As described in Note 2 to the financial statements, the allowance for loan and lease losses represents management’s estimate of probable incurred credit losses in the Partnership’s loan and lease portfolio. As of December 31, 2021, the allowance for loan and lease losses was approximately $0.5 million. The Partnership’s portfolio of loans and leases was approximately $24.5 million. In calculating the allowance for loan and lease losses, the Partnership assesses historical loss experience based on loan and lease type and qualitative factor adjustments for changes not reflected in the historical loss experience.

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

How the Critical Audit Matter was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, testing management’s process for estimating the allowance for loan and lease losses, including evaluating the appropriateness of the methodology and the Partnership’s risk rating of each loan and lease in its asset portfolio, testing the completeness and accuracy of certain data used in the allowance for loan and lease losses, and evaluating the reasonableness of significant assumptions and judgments used by management to estimate the qualitative component of the allowance for loan and lease losses including those judgments related to the impact of concentrations, economic conditions and other considerations.

/s/ Baker Tilly US, LLP
We have served as the Partnership’s auditor since 2016.

New York, New York

March 31, 2022

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Balance Sheets

	December 31, 2021	December 31, 2020

Assets

Cash and cash equivalents	$194,680	$1,838,659
Investments in finance leases, net	17,749,004	15,767,235
Collateralized loans receivable, including accrued interest of 5,528 and $4,667, respectively	970,965	3,986,896
Other assets	5,797,559	7,294,637
Total Assets	$24,712,208	$28,887,427

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$236,658	$247,582
Loan payable, including accrued interest of $49,472 and $95,135, respectively	8,189,304	12,375,581
Distributions payable to Limited Partners	-	255,362
Distributions payable to General Partner	49,335	48,698
Security deposit payable	124,391	49,391
Deferred revenue	790,436	717,814
Total Liabilities	9,390,124	13,694,428

Partners’ Equity (Deficit):
Limited Partners	15,399,719	15,272,406
General Partner	(77,635)	(79,407)
Total Equity	15,322,084	15,192,999
Total Liabilities and Partners’ Equity	$24,712,208	$28,887,427

The accompanying notes are an integral part of these financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Statements of Operations

For the Years Ended December 31, 2021 and 2020

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020
Revenue
Rental income	$-	$296,368
Finance income	2,177,859	2,418,960
Interest income	537,990	520,775
Other income	-	527
Total Revenue	2,715,849	3,236,630
Loss on sale of assets	-	(715,517)
Provision for loan and lease losses	(443,605)	(1,592,055)
Revenue, net	2,272,244	929,058

Expenses
Management fees - Investment Manager	750,000	750,000
Interest expense	628,870	810,866
Depreciation	-	279,186
Professional fees	353,578	438,085
Administration expense	290,137	335,292
Other expenses	8,808	6,177
Total Expenses	2,031,393	2,619,606
Net income (loss)	$240,851	$(1,690,548)

Net income (loss) attributable to the Partnership
Limited Partners	$238,442	$(1,673,643)
General Partner	2,409	(16,905)
Net income attributable to the Partnership	$240,851	$(1,690,548)

Weighted average number of limited partnership interests outstanding	2,530,019.84	2,532,772.53

Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$0.09	$(0.66)

The accompanying notes are an integral part of these financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Statements of Changes in Partners’ Equity (Deficit)

For the Years Ended December 31, 2021 and 2020

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2020	2,532,772.53	$18,167,134	$(49,817)	$18,216,951

Net loss	-	(1,690,548)	(16,905)	(1,673,643)
Distributions to partners	-	(1,283,587)	(12,685)	(1,270,902)

Balance, December 31, 2020	2,532,772.53	$15,192,999	$(79,407)	$15,272,406

Net income	-	240,851	2,409	238,442
Distributions to partners	-	(68,011)	(637)	(67,374)
Redemption	(5,855.80)	(43,755)	-	(43,755)

Balance, December 31, 2021	2,526,916.73	$15,322,084	$(77,635)	$15,399,719

The accompanying notes are an integral part of these financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Cash flows from operating activities:
Net income (loss)	$240,851	$(1,690,548)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and lease losses	443,605	1,592,055
Depreciation	-	279,186
Loss on sale of assets	-	715,517
Change in operating assets and liabilities:
Other assets	2,248,369	(122,079)
Accounts payable and accrued liabilities	(10,924)	8,650
Accrued interest on loan payable	(45,663)	58,032
Security deposit payable	75,000	-
Deferred revenue	72,622	(153,848)
Net cash provided by operating activities	3,023,860	686,965

Cash flows from investing activities:
Change in leases, net	(3,176,665)	(4,929,378)
Origination and purchases of loans receivable, net of amortization, prepayments and satisfactions	3,015,931	(646,531)
Proceeds from sale of leased assets	-	594,146
Net cash used in investing activities	(160,734)	(4,981,763)

Cash flows from financing activities:
Cash received from loan payable	12,560,000	13,632,000
Repayments of loan payable	(16,700,614)	(11,036,628)
Cash paid for Limited Partner distributions	(322,736)	(1,526,858)
Cash paid for Limited Partner redemptions	(43,755)	-
Net cash (used in) provided by financing activities	(4,507,105)	1,068,514

Net decrease in cash and cash equivalents	(1,643,979)	(3,226,284)
Cash and cash equivalents, beginning of year	1,838,659	5,064,943
Cash and cash equivalents, end of year	$194,680	$1,838,659

Supplemental disclosure of other cash flow information:
Cash paid for interest	$676,533	$752,834

Supplemental disclosure of non-cash investing and financing activities:
Distributions payable to General Partner	$637	$12,685
Distributions payable to Limited Partners	$-	$255,362
Reclassification of investment in finance lease to other assets	$1,839,946	$7,927,127
Reclassification of other assets to investment in finance leases	$645,050	$-
Reclassification of investment in equipment subject to operating lease to other assets	$-	$219,915

The accompanying notes are an integral part of these financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

For the Years Ended December 31, 2021 and 2020

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

The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership expects to conduct its activities for at least six years and divide the Partnership’s life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period began on August 11, 2016 and concluded on March 31, 2019. The Operating Period commenced on October 3, 2016 and concluded on October 3, 2021. During the Operating Period, the Partnership invested most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Liquidation Period, which commenced on October 4, 2021, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

During the Operating Period, the Partnership made quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions were in the Partnership’s best interests. Therefore, the amount and rate of cash distributions varied and were not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly at 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). During the year ended December 31, 2021, we made quarterly cash distributions to our Limited Partners totaling approximately $323,000. At December 31, 2021, the Partnership did not declare or accrue distributions due to the economic uncertainties from COVID-19. During the year ended December 31, 2020, we made quarterly cash distributions to our Limited Partners totaling approximately $1,527,000, and we accrued $255,362 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $255,362 at December 31, 2020. At December 31, 2021 and 2020 we declared and accrued a distribution of $637 and $12,685, respectively, for distributions due to our General Partner which resulted in distributions payable to our General Partner of $49,335 and $48,698 at December 31, 2021 and 2020, respectively.

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

Finance Lease Receivables and Allowance for Loan and Lease Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2021, an impairment was determined to exist for other assets and an impairment loss was recorded. There is a provision for loan and lease losses of $443,605. At December 31, 2020, an impairment was determined to exist for a collateralized loan receivable and for finance leases and an impairment loss was recorded. There is a provision for loan and lease losses of $1,592,055.

Long-lived Asset Impairments — The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. There was no evidence of a triggering event for the years ended December 31, 2021 and 2020.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of December 31, 2021, there were no expected liabilities to be incurred under the BBA.

The Partnership has adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2021 and 2020, and does not expect any material adjustments to be made. The tax years 2021, 2020, 2019 and 2018 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At December 31, 2021, the Partnership has a due from its Investment Manager balance of $347,131, which is included in Other Assets in the balance sheets. At December 31, 2020, the Partnership has a due from its Investment Manager balance of $433,510, which is included in Other Assets in the balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at December 31, 2021 and 2020.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the years ended December 31, 2021 and 2020, the Partnership paid $750,000, in management fees to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the years ended December 31, 2021 and 2020, the Partnership paid $169,935 and $205,861, respectively, of structuring fees to the Investment Manager.

4. Investments in Finance Leases.

At December 31, 2021 and 2020, net investments in finance leases consisted of the following:

	2021	2020
Minimum rents receivable	$19,912,015	$18,550,416
Estimated unguaranteed residual value	71,616	71,616
Unearned income	(2,234,627)	(2,854,797)

	$17,749,004	$15,767,235

5. Investment in Equipment Subject to Operating Leases.

As of December 31, 2021, the Partnership did not have any equipment subject to operating leases. For the year ended December 31, 2021, there was no depreciation expense.

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2020 is as follows:

Description	Cost Basis	Accumulated Depreciation	Reclass to Other Assets	Net Book Value

Food equipment	$286,994	$286,994	$-	$-
Fabrication Equipment	$2,010,412	$528,667	$1,481,745	$-
	$2,297,406	$815,661	$1,481,745	$-

Depreciation expense for the year ended December 31, 2020 was $279,186.

6. Collateralized Loans Receivable.

The Partnership has no allowance for loan losses or nonperforming loans at December 31, 2021 and 2020. The future principal maturities of the Partnership’s performing collateralized loans receivable at December 31, 2021 are as follows:

Years ending December 31,
2022	$435,397
2023	273,395
2024	245,521
2025	11,124
2026	—
Thereafter	—
Total	$965,437

7. Other Assets.

As of December 31, 2021, other assets of $5,797,559 primarily consists of equipment that is off lease and currently being remarketed for release/sale and is primarily made up of $3,122,297 related to infrastructure equipment, $400,000 related to fish processing equipment, and $1,865,118 related to specialty trucks. During the year ended December 31, 2021, the Partnership recorded an impairment on the fish processing equipment of $400,000 which decreased the balance from $800,000 to $400,000. As of December 31, 2020, other assets of $7,294,637 primarily consists of equipment that is off lease and currently being remarketed for release/sale and is primarily made up of $3,006,741 related to infrastructure equipment, $2,705,989 related to telecommunication equipment and $800,000 related to fish processing equipment.

8. Loan Payable.

On October 18, 2019, the Partnership entered into a loan and security agreement with a third party lender for a $25,000,000 loan facility (of which $20,000,000 is a Term Loan and $5,000,000 is a Revolving Loan) with a maturity date of October 18, 2022. In December 2021, the loan and security agreement was amended primarily by amending the maximum Term Loan and Revolver Loan amounts ($10,000,000 is a Term Loan and $15,000,000 is a Revolving Loan) and extending the maturity date to October 18, 2023. During the years ended December 31, 2021 and 2020, the Partnership borrowed a total of $12,560,000 and $13,632,000, respectively under the Term and Revolver Loans. Interest on the drawn funds shall accrue at a rate of 3 month LIBOR Rate (with a floor of 1%) plus 5.85% per annum (6.85% as of December 31, 2021 and 6.6% as of December 31, 2020). During the years ended December 31, 2021 and 2020, the Partnership repaid total principal of $16,700,614 and $11,036,628, respectively. During the years ended December 31, 2021 and 2020, the Partnership accrued interest expense of $628,870 and $810,866, respectively.

The future maturities of the Partnership’s loan payable at December 31, 2021 are as follows:

Years ending December 31,
2022	8,139,832
Total	$8,139,832

9. Fair Value of Financial Instruments.

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term maturities.

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 - Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	December 31, 2021			December 31, 2020
	Carrying Value	Fair Value	Level	Carrying Value	Fair Value	Level
Assets:
Collateralized loans receivable	$970,965	$970,965	3	$3,986,896	$3,986,896	3

Liabilities:
Loan payable	$8,189,304	$8,189,304	2	$12,375,581	$12,375,581	2

10. Income Tax Reconciliation.

As of December 31, 2021 and 2020, total Partners’ Equity included in the financial statements was $15,322,084 and $15,192,999, respectively. As of December 31, 2021 and 2020, total Partners’ Equity for federal income tax purposes was $19,102,463 and $19,177,248. The primary differences are organizational and offering expenses and distribution expenses, which are a reduction in Limited Partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes and differences in depreciation and amortization for financial reporting purposes and federal income tax purposes.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of December 31, 2021, there were no expected liabilities to be incurred under the BBA.

The following table reconciles the net income (loss) for financial statement reporting purposes to the net income for federal income tax purposes for the years ended December 31, 2021 and 2020:

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020
Net income (loss) per financial statements	$240,851	$(1,690,548)
Depreciation and amortization	(749,186)	(915,742)
Advanced rental payments	(34,405)	9,293
Gain on fixed assets	120,124	19,844
Provision for loan and lease losses	443,605	1,592,055
Loan origination fees	59,296	102,218
Amortization of loan origination fees	(204,064)	(171,721)
Tax lease adjustments	160,761	1,523,205
Net income for federal income tax purposes	$36,982	$468,604

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

12. Business Concentrations.

For the year ended December 31, 2021, the Partnership had three leases which accounted for approximately 15%, 14% and 13% of the Partnership’s income derived from finance leases. For the year ended December 31, 2020, the Partnership had four leases which accounted for approximately 15%, 13%, 12% and 10% of the Partnership’s income derived from finance leases. For the year ended December 31, 2020, the Partnership had one lessees which accounted for approximately 95% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2021, the Partnership had two promissory notes which accounted for approximately 73% and 11% of the Partnership’s interest income derived from collateralized loans receivable. For the year ended December 31, 2020, the Partnership had two promissory notes which accounted for approximately 60% and 21% of the Partnership’s interest income derived from collateralized loans receivable.

At December 31, 2021, the Partnership had three lessees which accounted for approximately 22%, 16%, and 14%, of the Partnership’s investment in finance leases. At December 31, 2020, the Partnership had three lessees which accounted for approximately 16%, 15%, and 15%, of the Partnership’s investment in finance leases. At December 31, 2021 and 2020, the Partnership had no investment in operating leases. At December 31, 2021, the Partnership had three promissory notes which accounted for approximately 51%, 37% and 12% of the Partnership’s investment in collateralized loans receivable. At December 31, 2020, the Partnership had three promissory notes which accounted for approximately 59%, 16% and 11% of the Partnership’s investment in collateralized loans receivable.

13. Geographic Information.

As of December 31, 2021 and 2020, all of the Partnership’s revenue and assets are based in the United States.

14. Commitments and Contingencies.

As of December 31, 2021, the Partnership had unfunded commitments of $291,725 for a finance lease. As of December 31, 2020, the Partnership does not have any unfunded commitments for any investments.

15. COVID-19.

In December 2019, a novel strain of coronavirus (also known as COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States and Europe. The outbreak has continued to spread and is currently classified as a pandemic. Efforts to contain the spread of this coronavirus has intensified. To date, COVID-19 has had a negative impact on our business and an impairment loss of $2,035,660 was recorded as a result of that impact. Although the Partnership currently expects that the disruptive impact of coronavirus on its business will be temporary, this situation continues to evolve and improve and therefore the Partnership doesn’t think that the coronavirus will directly or indirectly have a continued negative effect on its business and operating results.

16. Subsequent Events.

In January 2022, the Partnership received cash proceeds of $50,252 as total payoff of the other asset.

In January 2022 and February 2022, the Partnership sold a portion of the infrastructure equipment for total net cash proceeds of $392,225. The equipment had a net book value of $378,627 resulting in a resulting in a gain of $13,598.

In February 2022, the Partnership sold an additional portion of the equipment, via a finance lease, for total monthly rental payments of $168,803. The equipment had a net book value of $166,950 resulting in additional finance income of $1,853 over the life of the lease. The finance lease requires 24 monthly payments of $7,033 and will commence on March 1, 2022.

On February 9, 2022, in connection with lease facility entered into on September 30, 2021, the Partnership funded the remaining $291,725 for furniture and fixtures based in California. The finance lease requires 48 monthly payments of $28,221 and commenced on March 1, 2022. The lease is secured by a first priority lien against the furniture and fixtures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2021, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of December 31, 2021. Based on the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our General Partner’s disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

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

Evaluation of internal control over financial reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our General Partner’s internal controls system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, conducted an evaluation of the effectiveness of our General Partner’s internal control over financial reporting as of December 31, 2021 based on the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, our General Partner’s management concluded that, as of December 31, 2021, its internal control over financial reporting was effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no additional material changes in our internal control over financial reporting during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our General Partner

Our General Partner is ASIF GP, LLC, a Delaware limited liability company with offices at 100 Arboretum Drive, Suite 105, Portsmouth, New Hampshire 03801. Our General Partner was formed in January 2016. The sole member of our General Partner is Arboretum Investment Advisors, LLC, our Investment Manager. The executive officers of our General Partner are as follows:

Name	Age	Position
Claudine Aquillon	57	Chief Executive Officer and Chief Operating Officer
Michael Miroshnikov	39	President
Joshua Yifat	49	Chief Financial Officer

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

Name	Age	Position
Claudine Aquillon	57	Chief Executive Officer and Chief Operating Officer
Michael Miroshnikov	39	President
Joshua Yifat	49	Chief Financial Officer

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2021	Year Ended December 31, 2020
Arboretum Investment Advisors, LLC	Investment Manager	Management fees (1)	$750,000	$750,000
			$750,000	$750,000

(1)	Amount charged directly to operations.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partner’s capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partner’s capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not make a cash distribution to our General Partner during the years ended December 31, 2021 or 2020. As of December 31, 2021 and 2020, we accrued $637 and $12,685 for distributions payable to our General Partner. For the years ended December 31, 2021 and 2020, the General Partner’s 1% interest in our net income was $2,409 and net loss was $16,905, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters.

a.	We do not have any securities authorized for issuance under any equity compensation plan.
b.	We do not have any Limited Partners who own over 5% of our Units at December 31, 2021.
c.	As of March 31, 2022, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.
d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services.

During the years ended December 31, 2021 and 2020 our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non—audit services rendered by Baker Tilly US, LLP, for the years ended December 31, 2021 and 2020:

	For the Year ended	For the Year ended
Description of fees	December 31, 2021	December 31, 2020
Audit fees (1)	105,000	97,000
Tax compliance fees	58,275	35,500

	$163,275	$132,500

(1)	Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1)	Documents filed as part of this Report.

a)	The following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

i)	Report of Independent Registered Public Accounting Firm
ii)	Balance Sheets at December 31, 2021 and 2020
iii)	Statements of Operations for the years ended December 31, 2021 and 2020
iv)	Statements of Changes in Partners’ Equity for the years ended December 31, 2021 and 2020
v)	Statements of Cash Flows for the years ended December 31, 2021 and 2020
vi)	Notes to Financial Statements for the years ended December 31, 2021 and 2020

b)	Listing of Exhibits:

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

101 The following financial statements from Arboretum Silverleaf Income Fund, L.P.’s annual report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-211626

ASIF GP, LLC

General Partner of the Registrant

March 31, 2022

/s/ Michael Miroshnikov
Michael Miroshnikov
President
(Principal Executive Officer)

