Form 10-Q
period 2022-06-30
Arboretum Silverleaf Income Fund, L.P.
filed 2022-08-15
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

At August 15, 2022 there were 2,526,916.73 units of the Registrant’s limited partnership interests issued and outstanding.

Arboretum Silverleaf Income Fund, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Balance Sheets

	June 30, 2022	December 31, 2021

Assets

Cash and cash equivalents	$139,589	$194,680
Investments in finance leases, net	12,540,186	17,749,004
Collateralized loans receivable, including accrued interest of $4,112 and $5,528, respectively	446,164	970,965
Other assets	6,381,566	5,797,559
Total Assets	$19,507,505	$24,712,208

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$182,511	$236,658
Loan payable, including accrued interest of $22,891 and $49,472, respectively	3,526,789	8,189,304
Distributions payable to General Partner	49,335	49,335
Security deposit payable	100,000	124,391
Deferred revenue	596,598	790,436
Total Liabilities	4,455,233	9,390,124

Partners’ Equity (Deficit):
Limited Partners	15,132,598	15,399,719
General Partner	(80,326)	(77,635)
Total Equity	15,052,272	15,322,084
Total Liabilities and Partners’ Equity	$19,507,505	$24,712,208

The accompanying notes are an integral part of these unaudited financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Statements of Operations

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue
Finance income	$267,166	$669,748	$715,046	$1,114,269
Interest income	20,910	138,323	48,165	303,541
Total Revenue	288,076	808,071	763,211	1,417,810

Expenses
Management fees - Investment Manager	187,500	187,500	375,000	375,000
Interest expense	79,013	142,910	196,803	336,991
Professional fees	222,870	72,698	356,238	143,614
Administration expense	43,132	76,838	95,608	159,254
Other expenses	2,184	2,033	8,644	8,834
Total Expenses	534,699	481,979	1,032,293	1,023,693
Net (loss) income	$(246,623)	$326,092	$(269,082)	$394,117

Net (loss) income attributable to the Partnership
Limited Partners	$(244,157)	$322,831	$(266,391)	$390,176
General Partner	(2,466)	3,261	(2,691)	3,941
Net (loss) income attributable to the Partnership	$(246,623)	$326,092	$(269,082)	$394,117

Weighted average number of limited partnership interests outstanding	2,526,916.73	2,532,772.53	2,526,916.73	2,532,772.53

Net (loss) income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.10)	$0.13	$(0.11)	$0.15

The accompanying notes are an integral part of these unaudited financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Statements of Changes in Partners’ Equity (Deficit)

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2022	2,526,916.73	$15,322,084	$(77,635)	$15,399,719

Net loss		(22,459)	(225)	(22,234)
Distributions to partners		(730)	-	(730)

Balance, March 31, 2022	2,526,916.73	$15,298,895	$(77,860)	$15,376,755

Net loss	-	(246,623)	(2,466)	(244,157)

Balance, June 30, 2022	2,526,916.73	$15,052,272	$(80,326)	$15,132,598

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2021	2,532,772.53	$15,192,999	$(79,407)	$15,272,406

Net income	-	68,025	680	67,345
Distributions to partners	-	(3,689)	-	(3,689)

Balance, March 31, 2021	2,532,772.53	$15,257,335	$(78,727)	$15,336,062

Net income	-	326,092	3,261	322,831

Balance, June 30, 2021	2,532,772.53	$15,583,427	$(75,466)	$15,658,893

The accompanying notes are an integral part of these unaudited financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021

Cash flows from operating activities:
Net (loss) income	$(269,082)	$394,117

Change in operating assets and liabilities:
Other assets	1,197,743	2,260,645
Accounts payable and accrued liabilities	(54,147)	(36,634)
Accrued interest on loan payable	(26,581)	(41,699)
Security deposit payable	(24,391)	25,000
Deferred revenue	(193,838)	347,259
Net cash provided by operating activities	629,704	2,948,688

Cash flows from investing activities:
Change in leases, net	3,427,068	(2,575,599)
Origination and purchases of loans receivable, net of amortization, prepayments and satisfactions	524,801	682,976
Net cash provided by (used in) investing activities	3,951,869	(1,892,623)

Cash flows from financing activities:
Cash received from loan payable	1,200,000	6,300,000
Repayments of loan payable	(5,835,934)	(8,920,161)
Cash paid for Limited Partner distributions	(730)	(259,051)
Net cash used in financing activities	(4,636,664)	(2,879,212)

Net decrease in cash and cash equivalents	(55,091)	(1,823,147)
Cash and cash equivalents, beginning of period	194,680	1,838,659
Cash and cash equivalents, end of period	$139,589	$15,512

Supplemental disclosure of other cash flow information:
Cash paid for interest	$223,384	$380,691

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of investment in finance lease to other assets	$1,781,750	$-
Reclassification of other assets to investment in finance leases	$-	$645,050

The accompanying notes are an integral part of these unaudited financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

Three and Six Months Ended June 30, 2022 and 2021

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

During our Operating Period, we intended to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the six months ended June 30, 2022, we made quarterly cash distributions to our Limited Partners totaling $730. At June 30, 2022, the Partnership did not declare or accrue distributions due to the economic uncertainties from COVID-19. At June 30, 2022, the Partnership had a distribution payable to the General Partner of $49,335. During the six months ended June 30, 2021, we made quarterly cash distributions to our Limited Partners totaling $259,051. At June 30, 2021, the Partnership did not declare or accrue distributions due to the economic uncertainties from COVID-19. At June 30, 2021, the Partnership had a distribution payable to the General Partner of $48,698.

2. Summary of Significant Accounting Policies.

Basis of Presentation — The interim balance sheets, statements of operations, statement of changes in partners’ equity and statements of cash flows of the Partnership at June 30, 2022 and 2021 and for the three and six months ended June 30, 2022 and 2021 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these interim financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim financial statements should be read in conjunction with the financial statements and notes contained in the Partnership’s annual report on Form 10-K, as filed with the SEC on March 31, 2022.

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

Finance Lease Receivables and Allowance for Loan and Lease Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At June 30, 2022, an allowance for doubtful lease, notes and loan accounts is not provided since, in the opinion of the Investment Manager, all accounts recorded were deemed collectible. At December 31, 2021, an impairment was determined to exist for other assets and an impairment loss was recorded. There is a provision for loan and lease losses of $443,605.

Long-lived Asset Impairments — The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. There was no evidence of a triggering event for the three and six months ended June 30, 2022 and for the year ended December 31, 2021.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of June 30, 2022, there were no expected liabilities to be incurred under the BBA.

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

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At June 30, 2022 and 2021, the Partnership has a due from its Investment Manager balance of $320,176 and $387,345, respectively which is included in Other Assets in the balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at June 30, 2022 and 2021.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the three months ended June 30, 2022 and 2021, the Partnership paid $187,500 in management fee expense to the Investment Manager. For the six months ended June 30, 2022 and 2021, the Partnership paid $375,000 in management fee expense to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the three months ended June 30, 2022 and 2021, the Partnership accrued $0 and $52,479, respectively, of structuring fees to the Investment Manager. For the six months ended June 30, 2022 and 2021, the Partnership accrued $4,376 and $97,003, respectively, of structuring fees to the Investment Manager.

4. Investments in Finance Leases.

At June 30, 2022 and December 31, 2021, net investments in finance leases consisted of the following:

	June 30, 2022	December 31, 2021
	(unaudited)
Minimum rents receivable	$14,071,019	$19,912,015
Estimated unguaranteed residual value	-	71,616
Unearned income	(1,530,833)	(2,234,627)
Total	$12,540,186	$17,749,004

5. Collateralized Loans Receivable.

The Partnership has no allowance for loan losses or nonperforming loans at June 30, 2022 and December 31, 2021. The future principal maturities of the Partnership’s performing collateralized loans receivable at June 30, 2022 are as follows:

As of June 30, (unaudited)
2023	$257,339
2024	152,314
2025	32,399
2026	—
2027	—
Thereafter	—
Total	$442,052

6. Other Assets.

As of June 30, 2022, other assets of $6,381,566 primarily consists of equipment that is off lease and currently being remarketed for release/sale and is primarily made up of $3,122,297 related to infrastructure equipment, $400,000 related to fish processing equipment, $771,693 related to specialty trucks, $459,006 related to railcar movers and $1,287,278 related to furniture, kitchen equipment and vehicles. As of December 31, 2021, other assets of $5,797,559 primarily consists of equipment that is off lease and currently being remarketed for release/sale and is primarily made up of $3,122,297 related to infrastructure equipment, $400,000 related to fish processing equipment, and $1,865,118 related to specialty trucks.

7. Loan Payable.

On October 18, 2019, the Partnership entered into a loan and security agreement with a third party lender for a $25,000,000 loan facility (of which $20,000,000 is a Term Loan and $5,000,000 is a Revolving Loan) with a maturity date of October 18, 2022. In December 2021, the loan and security agreement was amended primarily by amending the maximum Term Loan and Revolver Loan amounts ($10,000,000 is a Term Loan and $15,000,000 is a Revolving Loan) and extending the maturity date to October 18, 2023. In May 2022, the loan and security agreement was amended primarily by amending the maximum Term Loan and Revolver Loan amounts ($0 is a Term Loan and $5,000,000 is a Revolving Loan). During the six months ended June 30, 2022 and the year ended December 31, 2021, the Partnership borrowed a total of $1,200,000 and $12,560,000, respectively under the Term and Revolver Loans. Interest on the drawn funds shall accrue at a rate of 3 month LIBOR Rate (with a floor of 1%) plus 5.85% per annum (6.85% as of June 30, 2022 and December 31, 2021). During the six months ended June 30, 2022 and the year ended December 31, 2021, the Partnership repaid total principal of $5,835,934 and $16,700,614, respectively. During the six months ended June 30, 2022 and 2021, the Partnership accrued interest expense of $196,803 and $336,991, respectively.

The future maturities of the Partnership’s loan payable at June 30, 2022 are as follows:

Years ending June 30, (unaudited)
2023	$3,503,898
Total	$3,503,898

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

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	June 30, 2022			December 31, 2021
	Carrying Value	Fair Value	Level	Carrying Value	Fair Value	Level
	(unaudited)	(unaudited)
Assets:
Collateralized loans receivable	$446,164	$446,164	3	$970,965	$970,965	3

Liabilities:
Loan payable	$3,526,789	$3,526,789	2	$8,189,304	$8,189,304	2

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

10. Business Concentrations

For the six months ended June 30, 2022, the Partnership had three lessees which accounted for approximately 24%, 19%, and 15% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2021, the Partnership had three lessees which accounted for approximately 24%, 15% and 11% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2022, the Partnership had three promissory notes which accounted for approximately 44%, 41% and 15% of the Partnership’s interest income derived from collateralized loans receivable. For the six months ended June 30, 2021, the Partnership had two promissory notes which accounted for approximately 74% and 10% of the Partnership’s interest income derived from collateralized loans receivable.

At June 30, 2022, the Partnership had four lessees which accounted for approximately 25%, 19%, 16% and 11% of the Partnership’s investment in finance leases. At June 30, 2021, the Partnership had four lessees which accounted for approximately 17%, 15%, 11% and 11% of the Partnership’s investment in finance leases. At June 30, 2022, the Partnership had two promissory notes which accounted for approximately 76% and 24% of the Partnership’s investment in collateralized loans receivable. At June 30, 2021, the Partnership had three promissory notes which accounted for approximately 64%, 19% and 12% of the Partnership’s investment in collateralized loans receivable.

11. Geographic Information

As of June 30, 2022 and December 31, 2021, all of the Partnership’s revenue and assets are based in the United States.

12. Commitments and Contingencies

As of June 30, 2022 and December 31, 2021, the Partnership has an unfunded commitment of $0 and $291,725, respectively.

13. COVID-19.

In December 2019, a novel strain of coronavirus (also known as COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States and Europe. The outbreak has continued to spread and is currently classified as a pandemic. Efforts to contain the spread of this coronavirus has intensified. During the six months ended June 30, 2022 and 2021, COVID-19 has had a negative impact on our business but an impairment loss was not deemed necessary to be recorded as a result of that impact. Although the Partnership currently expects that the disruptive impact of coronavirus on its business will be temporary, this situation continues to evolve and improve and therefore the Partnership doesn’t think that the coronavirus will directly or indirectly have a continued negative effect on its business and operating results.

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

On April 22, 2022, the Partnership sold, via a purchase and sale agreement, a portion of the infrastructure equipment for $362,425. On May 31, 2022, the agreement was amended, via a Bill of Sale agreement, to sell a portion of the infrastructure equipment for $448,175. The equipment had a net book value of $370,491 resulting in a gain of $77,684. On April 22, 2022, the Partnership received a down payment of $54,364 and the remaining $393,811 was received on June 1, 2022.

In April 2022, the Partnership received notice of a court order stating that a Receiver has been appointed over all the real and personal property of the lease facility entered into on December 5, 2019 for furniture and kitchen equipment and vehicles. The Partnership is pursuing multiple options for liquidating the equipment including working with the Receiver and with a third party to help in remarketing the equipment.

In June 2022, the Partnership issued a Notice of Default and Demand Notice for a lease facility entered into on December 4, 2017 for railcar movers. The Partnership reclassified this lease to Other Assets and is pursuing multiple options for liquidating the equipment including working with a third party to help in remarketing the equipment.

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

We are currently in our Liquidation Period. The Offering Period was declared effective by the SEC on August 11, 2016, and concluded on March 31, 2019. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and concluded on October 3, 2021. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period, which began on October 4, 2021, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. Through June 30, 2022, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Results of Operations for the Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

Our revenue for the three months ended June 30, 2022 and 2021 is summarized as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
	(unaudited)	(unaudited)
Revenue:
Finance income	$267,166	$669,748
Interest income	20,910	138,323
Total Revenue	$288,076	$808,071

For the three months ended June 30, 2022, we received monthly lease payments of approximately $2,165,000 and recognized $267,166 in finance income from various finance leases during the same period. We also recognized $20,910 in interest income from collateralized loans receivable during the same period.

For the three months ended June 30, 2021, we received monthly lease payments of approximately $3,179,000 and recognized $669,748 in finance income from various finance leases during the same period. We also recognized $138,323 in interest income from collateralized loans receivable during the same period.

Our expenses for the three months ended June 30, 2022 and 2021 are summarized as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$187,500	$187,500
Interest expense	79,013	142,910
Professional fees	222,870	72,698
Administration expense	43,132	76,838
Other expenses	2,184	2,008
Total Expenses	$534,699	$481,979

For the three months ended June 30, 2022, we incurred $534,699 in total expenses. We paid $187,500 in management fees to our Investment Manager during the three months ended June 30, 2022. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $43,132 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $79,013 related to our loan payable that was entered into on October 18, 2019. We also incurred $222,870 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC, consulting services and fees related to storage and remarketing of equipment classified as other assets on our balance sheets.

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

Net Income (Loss)

As a result of the factors discussed above, we reported a net loss for the three months ended June 30, 2022 of $246,623, as compared to net income of $326,092 for the three months ended June 30, 2021.

Results of Operations for the Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

Our revenue for the six months ended June 30, 2022 and 2021 is summarized as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(unaudited)	(unaudited)
Revenue:
Finance income	$715,046	$1,114,269
Interest income	48,165	303,541
Total Revenue	$763,211	$1,417,810

For the six months ended June 30, 2022, we received monthly lease payments of approximately $4,634,000 and recognized $715,046 in finance income from various finance leases during the same period. We also recognized $48,165 in interest income from collateralized loans receivable.

For the six months ended June 30, 2021, we received monthly lease payments of approximately $4,794,000 and recognized $1,114,269 in finance income from various finance leases during the same period. We also recognized $303,541 in interest income from collateralized loans receivable.

Our expenses for the six months ended June 30, 2021 and 2020 are summarized as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$375,000	$375,000
Interest expense	196,803	336,991
Professional fees	356,238	143,614
Administration expense	95,608	159,254
Other expenses	8,644	8,834
Total Expenses	$1,032,293	$1,023,693

For the six months ended June 30, 2022, we incurred $1,032,293 in total expenses. We paid $375,000 in management fees to our Investment Manager during the six months ended June 30, 2022. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $95,608 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $196,803 related to our loan payable that was entered into on October 18, 2019. We also incurred $356,238 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Income (Loss)

As a result of the factors discussed above, we reported a net loss for the six months ended June 30, 2022 of $269,082, as compared to a net income of $394,117 for the six months ended June 30, 2021.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$629,704	$2,948,688
Investing activities	$3,951,869	$(1,892,623)
Financing activities	$(4,636,664)	$(2,879,212)

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

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2022 was $629,704 and was primarily driven by the following factors; an increase in other assets of approximately $1,198,000. Offsetting this fluctuations was a net loss for the six months ended June 30, 2022 of approximately $269,000, and a decrease in deferred revenue of approximately $194,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions. We anticipate that we will generate greater net cash inflows from operations principally from rental payments received from lessees.

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

Investing Activities

Cash provided by investing activities was $3,951,869 for the six months ended June 30, 2022, which consisted of approximately $492,000 that we paid for the purchase of finance leases, finance income of approximately $715,000, net of receipt of approximately $4,634,000 in minimum rental payments from finance leases, and approximately $525,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

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

Financing Activities

Cash used in financing activities for the six months ended June 30, 2022 was $4,636,664 which was primarily due to cash payments of approximately $5,836,000 on the loan payable offset by $1,200,000 in cash received from loan payable.

Cash used in financing activities for the six months ended June 30, 2021 was $2,879,212 which was primarily due to cash payments of approximately $8,920,000 on the loan payable and $259,000 in distributions to limited partners, offset by $6,300,000 in cash received from loan payable.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. During the six months ended June 30, 2022, we made quarterly cash distributions to our Limited Partners totaling $730. At June 30, 2022, the Partnership did not declare or accrue distributions due to the economic uncertainties from COVID-19. At June 30, 2022, the Partnership had a distribution payable to the General Partner of $49,335. During the six months ended June 30, 2021, we made quarterly cash distributions to our Limited Partners totaling $259,051. At June 30, 2021, the Partnership did not declare or accrue distributions due to the economic uncertainties from COVID-19. At June 30, 2021, the Partnership had a distribution payable to the General Partner of $48,698.

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

As of June 30, 2022 and December 31, 2021, the Partnership has an unfunded commitment of $0 and $291,725, respectively.

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of June 30, 2022, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 15, 2022

/s/ Michael Miroshnikov
Michael Miroshnikov
President

