Form 10-Q
period 2022-09-30
Arboretum Silverleaf Income Fund, L.P.
filed 2022-11-14
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

At November 14, 2022 there were 2,526,916.73 units of the Registrant’s limited partnership interests issued and outstanding.

Arboretum Silverleaf Income Fund, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	September 30,	December 31,
	2022	2021

Assets

Cash and cash equivalents	$136,853	$194,680
Investments in finance leases, net	11,207,793	17,749,004
Collateralized loans receivable, including accrued interest of $3,377 and $5,528, respectively	358,462	970,965
Other assets	6,112,302	5,797,559
Total Assets	$17,815,410	$24,712,208

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$214,517	$236,658
Loan payable, including accrued interest of $15,458 and $49,472, respectively	1,988,347	8,189,304
Distributions payable to General Partner	49,335	49,335
Security deposit payable	100,000	124,391
Deferred revenue	596,598	790,436
Total Liabilities	2,948,797	9,390,124

Partners’ Equity (Deficit):
Limited Partners	14,948,795	15,399,719
General Partner	(82,182)	(77,635)
Total Equity	14,866,613	15,322,084
Total Liabilities and Partners’ Equity	$17,815,410	$24,712,208

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Operations

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	For Three Months Ended	For Three Months Ended	For Nine Months Ended	For Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue
Finance income	$275,814	$549,605	$990,860	$1,663,874
Interest income	10,416	204,445	58,581	507,986
Total Revenue	286,230	754,050	1,049,441	2,171,860
Provision for loan and lease losses	-	(400,000)	-	(400,000)
Revenue, net	286,230	354,050	1,049,441	1,771,860

Expenses
Management fees - Investment Manager	187,500	187,500	562,500	562,500
Interest expense	56,416	138,925	253,219	475,916
Professional fees	189,520	70,596	545,758	214,210
Administration expense	38,398	71,919	134,006	231,173
Other expenses	55	-	8,699	8,834
Total Expenses	471,889	468,940	1,504,182	1,492,633
Net (loss) income	$(185,659)	$(114,890)	$(454,741)	$279,227

Net (loss) income attributable to the Partnership
Limited Partners	$(183,802)	$(113,741)	$(450,194)	$276,435
General Partner	(1,857)	(1,149)	(4,547)	2,792
Net (loss) income attributable to the Partnership	$(185,659)	$(114,890)	$(454,741)	$279,227

Weighted average number of limited partnership interests outstanding	2,526,916.73	2,527,707.36	2,526,916.73	2,531,065.58

Net (loss) income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.07)	$(0.04)	$(0.18)	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Changes in Partners’ Equity (Deficit)

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2022	2,526,916.73	$15,322,084	$(77,635)	$15,399,719

Net loss	-	(22,459)	(225)	(22,234)
Distributions to partners	-	(730)	-	(730)

Balance, March 31, 2022	2,526,916.73	$15,298,895	$(77,860)	$15,376,755

Net loss	-	(246,623)	(2,466)	(244,157)

Balance, June 30, 2022	2,526,916.73	$15,052,272	$(80,326)	$15,132,598

Net loss	-	(185,659)	(1,856)	(183,803)

Balance, September 30, 2022	2,526,916.73	$14,866,613	$(82,182)	$14,948,795

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2021	2,532,772.53	$15,192,999	$(79,407)	$15,272,406

Net income	-	68,025	680	67,345
Distributions to partners	-	(3,689)	-	(3,689)

Balance, March 31, 2021	2,532,772.53	$15,257,335	$(78,727)	$15,336,062

Net income	-	326,092	3,261	322,831

Balance, June 30, 2021	2,532,772.53	$15,583,427	$(75,466)	$15,658,893

Net income	-	(114,890)	(1,149)	(113,741)
Distributions to partners	-	(64,297)	(637)	(63,660)
Redemption	(5,855.80)	(43,755)	-	(43,755)

Balance, September 30, 2021	2,526,916.73	$15,360,485	$(77,252)	$15,437,737

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Cash Flows

(Unaudited)

	For the Period Ended	For Nine Months Ended
	September 30, 2022	September 30, 2021

Cash flows from operating activities:
Net (loss) income	$(454,741)	$279,227

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan and lease losses	-	400,000
Change in operating assets and liabilities:
Other assets	1,467,007	1,722,003
Accounts payable and accrued liabilities	(22,141)	(34,578)
Accrued interest on loan payable	(34,014)	(55,735)
Security deposit payable	(24,391)	75,000
Deferred revenue	(193,838)	242,486
Net cash provided by operating activities	737,882	2,628,403

Cash flows from investing activities:
Change in leases, net	4,759,461	(4,243,793)
Origination and purchases of loans receivable, net of amortization, prepayments and satisfactions	612,503	2,913,415
Net cash provided by (used in) investing activities	5,371,964	(1,330,378)

Cash flows from financing activities:
Cash received from loan payable	1,600,000	11,660,000
Repayments of loan payable	(7,766,943)	(14,227,647)
Cash paid for Limited Partner distributions	(730)	(259,051)
Cash paid for Limited Partner redemptions	-	(43,755)
Net cash used in financing activities	(6,167,673)	(2,870,453)

Net decrease in cash and cash equivalents	(57,827)	(1,572,428)
Cash and cash equivalents, beginning of period	194,680	1,838,659
Cash and cash equivalents, end of period	$136,853	$266,231

Supplemental disclosure of other cash flow information:
Cash paid for interest	$287,233	$533,651
Supplemental disclosure of non-cash investing and financing activities:
Distributions payable to General Partner	$-	$637
Distributions payable to Limited Partners	$-	$63,660
Reclassification of investment in finance lease to other assets	$1,781,750	$-
Reclassification of other assets to investment in finance leases	$-	$645,050

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Notes to Financial Statements

Three and Nine Months Ended September 30, 2022 and 2021

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

During our Operating Period, we intended to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the nine months ended September 30, 2022, we made quarterly cash distributions to our Limited Partners totaling $730. At September 30, 2022, the Partnership did not declare or accrue distributions. At September 30, 2022, the Partnership had a distribution payable to the General Partner of $49,335. During the nine months ended September 30, 2021, we made quarterly cash distributions to our Limited Partners totaling $259,051, and accrued $63,660 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $63,660 at September 30, 2021. At September 30, 2021, the Partnership declared and accrued a distribution of $637, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $49,335 at September 30, 2021.

2. Summary of Significant Accounting Policies.

Basis of Presentation — The interim condensed balance sheets, statements of operations, statement of changes in partners’ equity and statements of cash flows of the Partnership at September 30, 2022 and 2021 and for the three and nine months ended September 30, 2022 and 2021 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these interim condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes contained in the Partnership’s annual report on Form 10-K, as filed with the SEC on March 31, 2022.

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

Finance Lease Receivables and Allowance for Loan and Lease Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At September 30, 2022, an allowance for doubtful lease, notes and loan accounts is not provided since, in the opinion of the Investment Manager, all accounts recorded were deemed collectible. At December 31, 2021, an impairment was determined to exist for other assets and an impairment loss was recorded. There is a provision for loan and lease losses of $443,605.

Long-lived Asset Impairments — The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. There was no evidence of a triggering event for the three and nine months ended September 30, 2022 and for the year ended December 31, 2021.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of September 30, 2022, there were no expected liabilities to be incurred under the BBA.

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

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At September 30, 2022 and 2021, the Partnership has a due from its Investment Manager balance of $314,099 and $368,816, respectively which is included in Other Assets in the condensed balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at September 30, 2022 and 2021.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the three months ended September 30, 2022 and 2021, the Partnership paid $187,500 in management fee expense to the Investment Manager. For the nine months ended September 30, 2022 and 2021, the Partnership paid $562,500 in management fee expense to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the three months ended September 30, 2022 and 2021, the Partnership accrued $0 and $69,044, respectively, of structuring fees to the Investment Manager. For the nine months ended September 30, 2022 and 2021, the Partnership accrued $4,376 and $166,047, respectively, of structuring fees to the Investment Manager.

4. Investments in Finance Leases.

At September 30, 2022 and December 31, 2021, net investments in finance leases consisted of the following:

	September 30, 2022	December 31, 2021
	(unaudited)
Minimum rents receivable	$12,461,058	$19,912,015
Estimated unguaranteed residual value	-	71,616
Unearned income	(1,253,265)	(2,234,627)
Total	$11,207,793	$17,749,004

5. Collateralized Loans Receivable.

The Partnership has no allowance for loan losses or nonperforming loans at September 30, 2022 and December 31, 2021. The future principal maturities of the Partnership’s performing collateralized loans receivable at September 30, 2022 are as follows:

As of September 30, (unaudited)
2023	$212,674
2024	120,468
2025	21,943
2026	—
2027	—
Thereafter	—
Total	$355,085

6. Other Assets.

As of September 30, 2022, other assets of $6,112,302 primarily consists of equipment that is off lease and currently being remarketed for release/sale and is primarily made up of $3,122,297 related to infrastructure equipment, $400,000 related to fish processing equipment, $694,981 related to specialty trucks, $424,006 related to railcar movers and $1,114,549 related to furniture, kitchen equipment and vehicles. As of December 31, 2021, other assets of $5,797,559 primarily consists of equipment that is off lease and currently being remarketed for release/sale and is primarily made up of $3,122,297 related to infrastructure equipment, $400,000 related to fish processing equipment, and $1,865,118 related to specialty trucks.

7. Loan Payable.

On October 18, 2019, the Partnership entered into a loan and security agreement with a third party lender for a $25,000,000 loan facility (of which $20,000,000 is a Term Loan and $5,000,000 is a Revolving Loan) with a maturity date of October 18, 2022. In December 2021, the loan and security agreement was amended primarily by amending the maximum Term Loan and Revolver Loan amounts ($10,000,000 is a Term Loan and $15,000,000 is a Revolving Loan) and extending the maturity date to October 18, 2023. In May 2022, the loan and security agreement was amended primarily by amending the maximum Term Loan and Revolver Loan amounts ($0 is a Term Loan and $5,000,000 is a Revolving Loan). During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Partnership borrowed a total of $1,600,000 and $12,560,000, respectively under the Term and Revolver Loans. Interest on the drawn funds shall accrue at a rate of 3 month LIBOR Rate (with a floor of 1%) plus 5.85% per annum (8.93% as of September 30, 2022 and 6.85% December 31, 2021). During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Partnership repaid total principal of $7,766,943 and $16,700,614, respectively. During the nine months ended September 30, 2022 and 2021, the Partnership accrued interest expense of $253,219 and $475,916, respectively.

The future maturities of the Partnership’s loan payable at September 30, 2022 are as follows:

2023	$1,972,889
Total	$1,972,889

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

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	September 30, 2022			December 31, 2021
	Carrying Value	Fair Value	Level	Carrying Value	Fair Value	Level
	(unaudited)	(unaudited)
Assets:
Collateralized loans receivable	$358,462	$358,462	3	$970,965	$970,965	3

Liabilities:
Loan payable	$1,988,347	$1,988,347	2	$8,189,304	$8,189,304	2

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

10. Business Concentrations

For the nine months ended September 30, 2022, the Partnership had three lessees which accounted for approximately 25%, 20%, and 15% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2021, the Partnership had four lessees which accounted for approximately 16%, 15%, 14% and 10% of the Partnership’s income derived from finance leases. For the nine months September 30, 2022, the Partnership had three promissory notes which accounted for approximately 46%, 36% and 18% of the Partnership’s interest income derived from collateralized loans receivable. For the nine months ended September 30, 2021, the Partnership had one promissory notes which accounted for approximately 78% of the Partnership’s interest income derived from collateralized loans receivable.

At September 30, 2022, the Partnership had four lessees which accounted for approximately 26%, 20%, 15% and 11% of the Partnership’s investment in finance leases. At September 30, 2021, the Partnership had four lessees which accounted for approximately 20%, 15%, 13% and 10% of the Partnership’s investment in finance leases. At September 30, 2022, the Partnership had two promissory notes which accounted for approximately 73% and 27% of the Partnership’s investment in collateralized loans receivable. At September 30, 2021, the Partnership had three promissory notes which accounted for approximately 53%, 35% and 12% of the Partnership’s investment in collateralized loans receivable.

11. Geographic Information

As of September 30, 2022 and December 31, 2021, all of the Partnership’s revenue and assets are based in the United States.

12. Commitments and Contingencies

As of September 30, 2022 and December 31, 2021, the Partnership has an unfunded commitment of $0 and $291,725, respectively.

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

In August 2022 and September 2022, the Partnership sold a portion of the infrastructure equipment for total net cash proceeds of $47,725. The equipment had a net book value of $54,701 resulting in a resulting in a loss of $6,976.

On August 16, 2022, the Partnership sold, via a purchase and sale agreement, a portion of the infrastructure equipment for $193,250. The equipment had a net book value of $181,955 resulting in a gain of $11,295. On September 7, 2022, the Partnership received a down payment of $28,988 and the remaining $164,262 is still owed.

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

We are currently in our Liquidation Period. The Offering Period was declared effective by the SEC on August 11, 2016, and concluded on March 31, 2019. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and concluded on October 3, 2021. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period, which began on October 4, 2021, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. Through September 30, 2022, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Results of Operations for the Nine Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

Our revenue for the three months ended September 30, 2022 and 2021 is summarized as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
	(unaudited)	(unaudited)
Revenue:
Finance income	$275,814	$549,605
Interest income	10,416	204,445
Total Revenue	$286,230	$754,050
Provision for loan and lease losses	—	(400,000)
Revenue, net	$286,230	$354,050

For the three months ended September 30, 2022, we received monthly lease payments of approximately $1,608,000 and recognized $275,814 in finance income from various finance leases during the same period. We also recognized $10,416 in interest income from collateralized loans receivable during the same period.

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

Our expenses for the three months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$187,500	$187,500
Interest expense	56,416	138,925
Professional fees	189,520	70,596
Administration expense	38,398	71,919
Other expenses	55	—
Total Expenses	$471,889	$468,940

For the three months ended September 30, 2022, we incurred $471,889 in total expenses. We paid $187,500 in management fees to our Investment Manager during the three months ended September 30, 2022. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $38,398 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $56,416 related to our loan payable that was entered into on October 18, 2019. We also incurred $189,520 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC, consulting services and fees related to storage and remarketing of equipment classified as other assets on our balance sheets.

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

Net Income (Loss)

As a result of the factors discussed above, we reported a net loss for the three months ended September 30, 2022 of $185,659, as compared to a net loss for the three months ended September 30, 2021 of $114,890.

Results of Operations for the Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

Our revenue for the nine months ended September 30, 2022 and 2021 is summarized as follows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(unaudited)	(unaudited)
Revenue:
Finance income	$990,860	$1,663,874
Interest income	58,581	507,986
Total Revenue	$1,049,441	$2,171,860
Provision for loan and lease losses	—	(400,000)
Revenue, net	$1,049,441	$1,771,860

For the nine months ended September 30, 2022, we received monthly lease payments of approximately $6,242,000 and recognized $990,860 in finance income from various finance leases during the same period. We also recognized $58,581 in interest income from collateralized loans receivable.

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

Our expenses for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$562,500	$562,500
Interest expense	253,219	475,916
Professional fees	545,758	214,210
Administration expense	134,006	231,173
Other expenses	8,699	8,834
Total Expenses	$1,504,182	$1,492,633

For the nine months ended September 30, 2022, we incurred $1,504,182 in total expenses. We paid $562,500 in management fees to our Investment Manager during the nine months ended September 30, 2022. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $134,006 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $253,219 related to our loan payable that was entered into on October 18, 2019. We also incurred $545,758 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services. As the size and complexity of our activities grow, we expect that our professional fees will increase accordingly.

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

Net Income (Loss)

As a result of the factors discussed above, we reported a net loss for the nine months ended September 30, 2022 of $454,741, as compared to a net income for the nine months ended September 30, 2021 of $279,227.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$737,882	$2,628,403
Investing activities	$5,371,964	$(1,330,378)
Financing activities	$(6,167,673)	$(2,870,453)

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

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2022 was $737,882 and was primarily driven by the following factors; an increase in other assets of approximately $1,467,000. Offsetting this fluctuations was a net loss for the nine months ended September 30, 2022 of approximately $455,000, and a decrease in deferred revenue of approximately $194,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions. We anticipate that we will generate greater net cash inflows from operations principally from rental payments received from lessees.

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

Investing Activities

Cash provided by investing activities was $5,371,964 for the nine months ended September 30, 2022, which consisted of approximately $492,000 that we paid for the purchase of finance leases, finance income of approximately $991,000, net of receipt of approximately $6,242,000 in minimum rental payments from finance leases, and approximately $613,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

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

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2022 was $6,167,673 which was primarily due to cash payments of approximately $7,767,000 on the loan payable offset by $1,600,000 in cash received from loan payable.

Cash used in financing activities for the nine months ended September 30, 2021 was $2,870,453 which was primarily due to cash payments of approximately $14,228,000 on the loan payable and $259,000 in distributions to limited partners, offset by $11,660,000 in cash received from loan payable.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. During the nine months ended September 30, 2022, we made quarterly cash distributions to our Limited Partners totaling $730. At September 30, 2022, the Partnership did not declare or accrue distributions. At September 30, 2022, the Partnership had a distribution payable to the General Partner of $49,335. During the nine months ended September 30, 2021, we made quarterly cash distributions to our Limited Partners totaling $259,051, and accrued $63,660 for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $63,660 at September 30, 2021. At September 30, 2021, the Partnership declared and accrued a distribution of $637, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $49,335 at September 30, 2021.

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

As of September 30, 2022 and December 31, 2021, the Partnership has an unfunded commitment of $0 and $291,725, respectively.

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2022, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2022

/s/ Michael Miroshnikov
Michael Miroshnikov
President

