Form 10-K
period 2022-12-31
Arboretum Silverleaf Income Fund, L.P.
filed 2023-03-31
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

The number of outstanding units of limited partnership interests of the registrant on March 31, 2023 was 2,521,653.57.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Arboretum Silverleaf Income Fund, L.P.

Annual Report on Form 10-K for Year Ended December 31, 2022

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

During the Operating Period, we plan to make quarterly distributions of cash to our Limited Partners, if, in the opinion of our Investment Manager, such distributions are in our best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). Beginning as of June 30, 2017, our distribution rate was 6.5% annually, paid quarterly at 1.625% of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. In 2021 we paid one quarterly distribution at 1.00% of capital contributions, and in 2022 we did not pay any distributions.

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

At December 31, 2022, we had total assets of $15,307,787. Of this amount, $10,073,292 was for various investments: 9,804,649 related to investments in finance leases and $268,643 related to collateralized loans receivables. We also had other assets of $5,085,005. For the year ended December 31, 2022, we had net loss of $1,580,761.

At December 31, 2021, we had total assets of $24,712,208. Of this amount, $18,719,969 was for various investments: $17,749,004 related to investments in finance leases and $970,965 related to collateralized loans receivables. We also had other assets of $5,797,559. For the year ended December 31, 2021, we had net income of $240,851.

At December 31, 2022 and 2021, our investment portfolio consisted of the following transactions:

Infrastructure Equipment

On December 4, 2017, the Partnership entered into a lease facility for $940,000 of railcar movers with a company based in Missouri. The finance lease requires 60 monthly payments of $16,468 with the first and last payments due in advance, and an additional final payment of $350,709. In July 2019, the company filed for Chapter 11 bankruptcy. The company exited bankruptcy protection in October 2019. In 2020 the Partnership amended the lease facility and temporarily reduced the monthly payments and increased the final payment to $383,465. The lessee remained current on their monthly payments until May 2022. The lease is secured by a first priority lien against the railcar movers. In June 2022, the Partnership issued a Notice of Default and Demand Notice for this lease facility. In July 2022, the Partnership received $35,000 as part of the termination agreement. The Partnership reclassified this lease to Other Assets, and is pursuing multiple options for liquidating the equipment including working with a third party to help in remarketing the equipment. As of December 31, 2022 the asset was assessed for impairment, and no impairment was required.

Medical Equipment

On June 26, 2018, the Partnership entered into a lease facility for $673,706 of electrosurgical fiber, manufacturing, and testing equipment with a company based in Massachusetts. On June 26, 2018, the Partnership advanced a total of $455,749 as equipment lease schedule 1 (“Schedule 1”) and schedule 2 (“Schedule 2”) under this lease facility. On August 2, 2018 and September 26, 2018, the Partnership advanced a total of $71,361 and $35,680 as additional funding under equipment lease Schedule 1. On December 31, 2018, the Partnership advanced a total of $110,915 as additional funding under equipment lease Schedule 2. Schedule 1 requires 42 monthly payments of $10,711 with the first and last payment due upon commencement on October 1, 2018. Schedule 2 requires 42 monthly payments of $9,513 with the first and last payment due upon commencement on January 1, 2019. The lease is secured by a first priority lien against the equipment and a corporate guarantee of the parent company of the lessee. As of December 31, 2022 all lease payments were received, and both schedules matured.

Infrastructure Equipment

On June 29, 2018, the Partnership entered into a lease facility for $1,199,520 for water pumps based in North Dakota. The finance lease requires 48 monthly payments of $31,902 with the first and last payments due in advance. On October 31, 2018, the Partnership entered into a second lease facility for $529,239 for water pumps. The finance lease requires 36 monthly payments of $17,888 with the first and last payments due in advance. On January 29, 2019, the Partnership entered into a third lease facility for $67,500 for water pumps. On January 29, 2019, the Partnership funded $33,750 and on April 9, 2019, the Partnership funded the remaining $33,750. The finance lease requires 36 monthly payments of $2,282 with the first and last payments due in advance and commences on May 1, 2019. On June 19, 2019, the Partnership entered into and funded a fourth lease facility for $1,270,125 for water pumps and other equipment. The finance lease requires 36 monthly payments of $43,565 with the first and last payments due in advance and commences on July 1, 2019. On August 7, 2019, the Partnership entered into and funded a fifth lease facility for $27,351 for water pumps. The finance lease requires 36 monthly payments of $938 with the first and last payments due in advance and commences on August 7, 2019. On August 29, 2019, the Partnership entered into a sixth lease facility for $196,803 for water pumps, and on September 12, 2019 the lease facility was funded. The finance lease requires 36 monthly payments of $6,750 with the first and last payments due in advance and commences on August 29, 2019. In 2020 the Partnership received total cash of $1,899,149 as total payoff of five lease schedules. The five finance lease schedules had a net book value of $1,713,589 resulting in an increase in finance income of $185,560 and the customer maintained all rights to the water pumps. In October 2020, the Partnership terminated the remaining lease schedule and assumed all rights, title and interest in the equipment. The remaining lease schedule has a liquidation value of $128,500, and the Partnership reclassified this lease to Other Assets. In 2021 the Partnership received cash proceeds of $34,643 as partial payoff of this other asset, recorded an impairment of $43,605, resulting in a value of $50,252 as of December 31, 2021. In January 2022, the Partnership received cash proceeds of $50,252 as total payoff of this other asset. In December 2022, an additional piece of equipment was recovered and sold resulting in the Partnership receiving cash proceeds of $5,626, which was recorded as finance income.

Medical Equipment

On March 22, 2019, the Partnership entered into a lease facility for $493,906 of medical equipment with a hospital based in Texas. The lease is secured by a first priority lien against the medical equipment. On March 22, 2019, the Partnership advanced a total of $493,906 under this lease facility. The lease schedule requires 36 monthly payments of $16,820 with the first payment due upon commencement, April 1, 2019. As of December 31, 2022, the lease matured, all regular lease payments were received, and the lessee purchased the equipment at its fair market value at 14.5% of equipment cost.

Infrastructure Equipment

On May 30, 2019, the Partnership entered into a lease facility for $3,600,000 for industrial dryers based in Kentucky. On May 31, 2019, the Partnership advanced $3,600,000 under this lease facility. The finance lease requires 48 monthly payments of $94,802 with the first and last payments due in advance and commences on November 1, 2019. On November 18, 2019, the Partnership issued a Notice of Default letter to the company, and on November 25, 2019, the Partnership issued a Notice of Lease Commencement and Demand Notice for payment from the company. On December 31, 2019, the company paid $75,000 to the Partnership, and entered into a forbearance agreement with the Partnership. In January 2020, a group of three small creditors filed an involuntary bankruptcy petition against the company. As a result, in February 2020, the company filed for Chapter 11 bankruptcy. The lease is secured by a first priority lien against the industrial dryers. On July 20, 2020, the Partnership obtained a stay relief order from the bankruptcy court and on August 6, 2020, the Partnership entered into a settlement agreement and mutual release with the vendor and moved the equipment to its own location. The Partnership is actively remarketing the equipment, and is currently in contact with prospective buyers. The Partnership expected to receive full book value for this equipment, but during the fourth quarter of 2020, due to the continued impact of COVID-19 and based on discussions with third parties, the Partnership reassessed this lease and decided to record an impairment on this lease. In 2020, the Partnership recorded an impairment on this finance lease of $751,685, and reclassified this lease to Other Assets. As of December 31, 2022, the Partnership recorded an additional impairment of $625,000 on this asset, resulting in a value of $2,497,297 as of December 31, 2022.

On August 23, 2019, the Partnership entered into and funded a lease facility for $3,000,000 for a welding system based in Louisiana. The finance lease requires 60 monthly payments of $62,900 and a final payment of $300,000 with the first and last payments due in advance and commenced on September 1, 2019. On March 12, 2021, the Partnership entered into another lease facility of $975,000 with the same borrower. On March 12, 2021 and on April 27, 2021, the Partnership funded $750,000 and $225,000, respectively for this facility. The finance lease requires 42 monthly payments of $29,120. The lease is secured by a first priority lien against the welding system.

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

Computer Equipment

On November 5, 2019, the Partnership entered into and funded a lease facility for $862,087 for Apple products based in California. The finance lease requires 30 monthly payments of $32,704, with the last three months due in advance. On March 19, 2020, the Partnership entered into and funded a second lease facility for $2,486,624 for Apple products based in California. The finance lease requires 27 monthly payments of $104,948. The lease is secured by a first priority lien against the Apple products. As of December 31, 2022 all lease payments were received, and both schedules matured.

Fish Processing Equipment

On November 26, 2019, the Partnership entered into a lease facility for $1,230,754 for fish processing equipment based in Alaska. On November 26, 2019, the Partnership advanced $1,107,679 under this lease facility. On March 25, 2020, the Partnership advanced the remaining $123,075 under this lease facility. The finance lease requires 55 monthly payments of $29,218 and a final payment of $184,613, with first month due in advance and commenced on April 1, 2020. The lease is secured by a first priority lien against the fish processing equipment. On October 7, 2020, the Partnership terminated the lease facility for fish processing equipment. The Partnership is pursuing multiple options for liquidating the equipment including working with the landlord of the current processing facility to market the facility to new operators as a turnkey operation and working with the equipment manufacturer to identify interested purchasers in the surrounding region that would then transport the equipment to an alternate facility. In 2020, the Partnership recorded an impairment on this finance lease of $430,836 and reclassified this lease to Other Assets. In 2021, the Partnership recorded an impairment of $400,000 on this asset. As of December 31, 2022, the Partnership recorded an additional impairment of $250,000 on this asset, resulting in a value of $150,000 as of December 31, 2022.

Furniture and Kitchen Equipment

On December 5, 2019, the Partnership entered into a lease facility for $1,144,933 for furniture, fixtures, equipment, and vehicles based in Michigan. On December 6, 2019, the Partnership advanced $1,144,933 under this lease facility. The finance lease required 3 monthly payments of $16,987 and 39 monthly payments of $35,465, with the last payment due in advance. In April 2020, the lease facility was amended to reduce the payments starting in April 2020 to 5 monthly payments of $2,371, 1 monthly payment of $4,000, 8 monthly payments of $3,794, followed by 33 monthly payments of $45,325. In January 2022, the lease facility was amended to reduce the payments starting in January 2022 to 3 payments of $4,739, 6 payments of $14,494, 6 payments of $28,987, and a final payment of $1,379,642 due on April 1, 2023. The lease is secured by a first priority lien against the furniture, fixtures, equipment, and vehicles. In April 2022, the Partnership received notice of a court order stating that a Receiver has been appointed over all the real and personal property, and reclassified this lease to Other Assets. The Partnership is pursuing multiple options for liquidating the equipment including working with the Receiver and with a third party to help in remarketing the equipment. The lessee has continued to make all of their lease payments in accordance with the latest amendment to the payment stream and is current through February 2023. Additionally in 2022, the Partnership sold a portion of the equipment for net cash proceeds of $72,508 and in 2023 we sold some equipment for net cash proceeds of $103,739. The Partnership is in discussions with the Receiver and senior lender on a new amendment to work out a monthly payment plan for the upcoming $1,379,642 balloon payment that is due in April 2023. As of December 31, 2022 the asset was assessed for impairment, and no impairment was required.

Infrastructure Equipment

On December 27, 2019, the Partnership entered into and funded a lease facility for $1,532,873 for hydraulic press and chiller systems based in Michigan. The finance lease requires 35 monthly payments of $51,692. The lease is secured by a first priority lien against the hydraulic press and chiller systems. As of December 31, 2022 all lease payments were received, and the schedule matured.

Telecommunication Equipment

On January 23, 2020, the Partnership entered into a finance lease for $3,720,970 of telecommunication equipment based in Illinois. On January 23, 2020, the Partnership advanced $3,192,259 as equipment lease schedule 1 (“Schedule 1”), and $528,711 as equipment lease schedule 2 (“Schedule 2”) under this finance lease. The Schedule 1 lease requires 42 monthly payments of $93,302, and Schedule 2 lease requires 42 monthly payments of $15,453. During the year ended December 31, 2020, the Partnership temporarily reduced the monthly payments of both lease schedules. The lease is secured by a first priority lien against the telecommunication equipment. In 2020 the Partnership recorded an impairment on this finance lease of $366,991 and reclassified this lease to Other Assets. In March 2021, the Partnership entered into a settlement agreement with the lessee for $2,645,000, as per the settlement agreement, on March 31, 2021, the Partnership received total cash proceeds of $2,000,000, and the remaining $645,000 is to be paid in 48 equal monthly payments of $13,437 commencing on April 1, 2022.

Collateralized Loans Receivable

On January 31, 2020, the Partnership funded a promissory note for $470,790 for micro-needling machines to a borrower based in New York. The note accrues interest at a rate of 9.5% per annum and matures 35 months after date of funding. The borrower will make 35 monthly payments of $15,336, commencing in February 2020. On June 1, 2021, the Partnership funded another promissory note for $357,166 to the same borrower. The note accrues interest at a rate of 11.5% per annum and matures 35 months after date of funding. The borrower will make 35 monthly payments of $11,946, commencing in June 2021. The notes are secured by a first priority lien against the micro-needling machines. As of December 31, 2022, the promissory note entered into on January 31, 2020 reached maturity and was fully paid off.

On March 2, 2020, the Partnership entered into a loan and facility agreement for various store front and kitchen equipment to a borrower based in Utah. Under this facility, each promissory note accrues interest at a rate of 16.2% per annum and matures 52 months after date of funding. The borrower will make 3 monthly interest only payments of $3,033, followed by 48 monthly principal and interest payments of $5,733, and a final payment of $45,000 upon maturity. On March 2, 2020, the Partnership entered into and funded a promissory note for $225,000, and interest only payments commenced in April 2020. On June 1, 2020, the Partnership funded a second promissory note for $225,000, and interest only payments commenced in July 2020. The note is secured by a first priority lien against the various store front and kitchen equipment. An affiliate of the borrower by way of common ownership has provided a guaranty with respect to the loan and security agreement. On April 26, 2022, the Partnership received cash of $330,861 as total payoff of this loan and facility agreement. The loan facility had a net book value of $322,432 resulting in additional interest income of $8,429.

Infrastructure Equipment

From March 26, 2020 through September 22, 2020, the Partnership funded an aggregate total of $2,450,480 across seven lease schedules for infrastructure equipment based in Pennsylvania. The first finance lease schedule requires 60 monthly payments of $18,548 and commenced on August 1, 2020. The second schedule requires 48 monthly payments of $15,823 and commenced on August 1, 2020. The third schedule requires 48 monthly payments of $4,054 and commenced on May 1, 2020. The fourth schedule requires 60 monthly payments of $484 and commenced on August 1, 2020. The fifth schedule requires 60 monthly payments of $5,277 and commenced on September 1, 2020. The sixth schedule requires 60 monthly payments of $9,522 and commenced on October 1, 2020. The seventh schedule requires 60 monthly payments of $4,081 and commenced on October 1, 2020. The lease is secured by a first priority lien against the infrastructure equipment. In December 2021, the lessee defaulted on the lease facility for infrastructure equipment. The Partnership is pursuing multiple options for liquidating the equipment including working with a third party to help in remarketing the equipment. In 2021 the Partnership reclassified this lease to Other Assets. In February 2022, the Partnership sold a portion of the equipment, via a finance lease, for total monthly rental payments of $168,803. The equipment had a net book value of $166,950 resulting in additional finance income of $1,853 over the life of the lease. The finance lease requires 24 monthly payments of $7,033 and commenced on March 1, 2022. As of December 31, 2022, the Partnership As of December 31,for total net cash proceeds of $1,169,781. The equipment had a net book value of $1,113,656 resulting in a resulting in a gain of $56,125. Additionally in February 2023, the Partnership sold a portion of the equipment for total net cash proceeds of $24,170. The equipment had a net book value of $25,650 resulting in a resulting in a loss of $1,480. As of December 31, 2022 the asset was assessed for impairment, and no impairment was required.

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

On June 8, 2021, the Partnership funded a finance lease for $2,916,447 for infrastructure equipment based in Missouri. The finance lease requires 36 monthly payments of $94,863 and commenced in June 2021. As of December 31, 2022, the monthly payments have been reduced to $92,919 due to small portions of the equipment being sold, but the term of the lease is unchanged. The lease is secured by a first priority lien against the infrastructure equipment.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Units are not publicly traded, and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 31, 2023
General Partner	1
Limited Partners	613

We pay, at the sole discretion of our Investment Manager and contingent upon the availability of funds, quarterly cash distributions to each Limited Partner computed at 1.5% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution. During the year ended December 31, 2022, we didn’t make a cash distributions to our Limited Partners. During the year ended December 31, 2021, we made quarterly cash distributions to our Limited Partners totaling approximately $323,000. At December 31, 2022 and 2021, the Partnership did not declare or accrue distributions due to the economic uncertainties from COVID-19. At December 31, 2022 and 2021 we declared and accrued a distribution of $0 and $637, respectively, for distributions due to our General Partner which resulted in distributions payable to our General Partner of $49,335 at December 31, 2022 and 2021.

We are required pursuant to Financial Industry Regulatory Authority, Inc. (“FINRA”) Rule 2310(b)(5) to disclose in each annual report distributed to our Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is $6.34 per Unit at December 31, 2022. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this estimated value. There is no significant public trading market for our Units at this time and none is expected to develop. There can be no assurance that Limited Partners could receive $6.34 per Unit if such a market did exist and they sold their Units, or that they will be able to receive such amount for their Units in the future. At December 31, 2022, we were in our Liquidation Period which began on October 4, 2021. Our Operating Period began on October 3, 2016 and concluded on October 3, 2021. Our Offering Period began on August 11, 2016 and concluded on March 31, 2019.

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

The redemption price we offer to repurchase our Units utilizes a different valuation methodology than that which we use to determine the current value of our Units for ERISA and FINRA purposes described above. Therefore, the $6.34 per Unit does not reflect the amount that a Limited Partner should expect to receive under our redemption plan. In addition, there can be no assurance that a Limited Partner will be able to redeem their Units under our redemption plan. A Limited Partner may not redeem their Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by any of our Limited Partners.

Item 6. [Reserved].

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

During our Operating Period and our Liquidation Period, our Investment Manager receives a management fee in an amount equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. Effective January 1, 2023, the Investment Manager reduced the management fee from $62,500 per month ($750,000 per annum) to $50,000 per month ($600,000 per annum).

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

Current Business Environment and Outlook

We believe that 2023 will present attractive opportunities for equipment lease and asset finance investments. Despite rising interest rates and the threat of an economic downturn, companies continue to invest in equipment and technology to meet demand. The U.S. economy expanded in the third quarter of 2022 after two consecutive quarters of contraction. Growth was fueled by strong net exports, solid consumer spending, and robust equipment investment. Meanwhile, residential investment and business inventories were drags on growth. Alarm bells were ringing throughout much of 2022 as the economy contracted during the first half of the year, elevating fears of an imminent recession. However, the economy bounced back in Q3 as the labor market remained strong and consumers held firm despite high inflation. In addition to strong job growth, the economy is finally benefitting from the normalization of supply chains after two years of turmoil. Meanwhile, most measures of financial stress, including consumer and business delinquencies and defaults, as well as home foreclosures and bankruptcies, remain subdued. On the other hand, inflation remains stubbornly high, and the Fed is committed to reining it in even if this leads to job losses or an outright recession. The housing market predictably suffered as the cost of borrowing increased, and the consumer savings rate has plummeted to less than half its pre-pandemic level, suggesting that a pullback in spending could be just around the corner. Though recent data offer some hope that the Fed may yet be able to achieve its desired “soft landing,” many economists and business leaders remain unconvinced. There are several factors that may make the looming downturn less severe for the equipment finance industry, including pro industrial legislation, equipment order backlogs and reshoring trends. The labor market remains a key point of strength. The economy added a consensus-beating 261k jobs in November 2022 and, despite easing slightly in October, job openings remain far above pre-pandemic levels (see chart). Further, the unemployment rate held at 3.7% in November, quelling fears that rising interest rates would lead to widespread job loss (at least for now). In short: the labor market is strong, and there are few signs that it is slowing. However, the historically strong labor market is a double edged sword for the economy given current inflation levels. Wage growth accelerated in the latest reading and is now running at a nearly 6% annualized rate over the last three months. While this pace of growth is welcome news for workers and will help households absorb high inflation, the fact that wage growth appears to be accelerating is the exact opposite of what the Fed wants to see, as it suggests that additional rate hikes are needed to slow the economy and bring inflation closer to its target level. The pandemic fundamentally altered the globally distributed, just-in-time supply chain model for manufacturing. Companies that relied on China and other east Asian countries for inputs were left scrambling as global supply chains seized up. Further, just as things seemed to be improving in early 2022, Russia’s invasion of Ukraine introduced a new geopolitical risk factor, further complicating supply chains and driving up oil prices (and, by extension, transportation costs) in the process. Going forward, many large corporations are in the process of “near-shoring” and/or “re-shoring” elements of their supply chains in order to minimize these risks. Manufacturing firms intend to move capacity to the United States or are considering it, and nearly one quarter of their Asia-originating freight is expected to shift to the Americas by 2025. Several pieces of pro-industrial legislation will help propel this historic transition. All told, the turmoil that global manufacturing firms have endured because of the pandemic and geopolitical developments have triggered a paradigm shift in global supply chains. The United States stands to benefit from these events, and equipment markets should see a boost in demand, which in turn should lead to new opportunities for the equipment fiancé industry. Congress managed to pass three major bills over the last 12 months: the Infrastructure Investment and Jobs Act (IIJA), the CHIPS and Science Act (CHIPS), and the Inflation Reduction Act (IRA). Collectively, these bills authorize at least $600 billion in new funding for a variety of industrial and infrastructure projects and should provide a sharp boost to equipment investment. The new federal funds, which will be disbursed through a combination of direct spending, grants awards, and tax credits, will be dedicated to expanding transportation infrastructure, semiconductor manufacturing plants, and energy infrastructure. After many years of the manufacturing sector shrinking as a share of the U.S. economy, these initiatives, along with increased wariness of depending on China’s manufacturing sector due to the pandemic and geopolitical concerns, could be the catalyst for reversing course. Indeed, while most of this funding has not yet been appropriated, several international manufacturers, including Intel, Micron, and GlobalFoundries, have already announced multibillion dollar investments in their U.S. manufacturing footprints. Most of the funding from these bills will be distributed over the next five years, and as such they should help backstop the U.S. manufacturing sector and increase the demand for equipment in 2023 and beyond. Overall we think that businesses have a positive outlook for growth in the latter half of 2023 and we anticipate capital asset and equipment acquisition will be an essential part of that growth.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2023 Equipment Leasing and Financing U.S. Economic Outlook” the U.S. economy’s growth in 2023 is poised to experience growth of 0.9% while equipment and software investment should expand by about 4.2%. Equipment and software investment growth boomed in the second half of 2022 with nearly 12% annualized growth in Q3, providing a solid jumping-off point for 2023. However, rising interest rates are expected to weigh on investment growth next year. The U.S. economy also saw GDP growth bounce back during the second half of 2022, although underlying conditions remain troubling. The housing market is struggling, financial markets are highly volatile, and the global economy is slowing. The manufacturing sector continues to outperform expectations given rising interest rates and the global economic slowdown. Although activity appears likely to slow in 2023 given expectations for a recession, recent pro-industrial legislation and a push for supply chain re-shoring should give the manufacturing sector a boost. For Main Street businesses, the combined effects of high inflation and tightening financial conditions are likely to contribute to turbulent operating conditions in 2023. Fortunately, financial stress is still quite low and small business lending activity remains positive for now. Monetary policy is among the biggest questions facing the equipment finance industry in 2023. The Fed has hinted at the possibility of slowing down interest rate hikes, while stressing it is committed to reining in inflation at the risk of higher unemployment or a recession. Interest rate levels are expected to rise above 5% next year, and potentially higher.

Recent Significant Transactions

Infrastructure Equipment

In January 2022, in connection with a lease facility entered into on June 29, 2018 that was later reclassified to other assets, the Partnership received cash proceeds of $50,252 as total payoff of this other asset. In December 2022, an additional piece of equipment was recovered and sold resulting in the Partnership receiving cash proceeds of $5,626, which was recorded as finance income.

Furniture and Fixtures

On February 9, 2022, in connection with lease facility entered into on September 30, 2021, the Partnership funded the remaining $291,725 for furniture and fixtures based in California. The finance lease requires 48 monthly payments of $28,221 and commenced on March 1, 2022. The lease is secured by a first priority lien against the furniture and fixtures.

Infrastructure Equipment

In February 2022, in connection with the seven lease schedules entered into between March 26, 2020 through September 22, 2020 that was later reclassified to other assets, the Partnership sold a portion of the equipment, via a finance lease, for total monthly rental payments of $168,803. The equipment had a net book value of $166,950 resulting in additional finance income of $1,853 over the life of the lease. The finance lease requires 24 monthly payments of $7,033 and commenced on March 1, 2022. As of December 31, 2022, the Partnership sold portions of the equipment for total net cash proceeds of $1,169,781. The equipment had a net book value of $1,113,656 resulting in a resulting in a gain of $56,125.

Collateralized Loan Receivable

On April 26, 2022, in connection with a loan facility entered into on March 2, 2020, the Partnership received cash of $330,861 as total payoff of this loan and facility agreement. The loan facility had a net book value of $322,432 resulting in additional interest income of $8,429.

Infrastructure Equipment

In July 2022, in connection with a lease facility entered into on December 4, 2017 that was later reclassified to other assets, the Partnership received $35,000 as part of the termination agreement.

Furniture and Kitchen Equipment

As of December 31, 2022, in connection with a lease facility entered into on December 5, 2019 that was later reclassified to other assets, the Partnership collected cash proceeds of $251,172.

Critical Accounting Estimates

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

Long-lived Asset Impairments

The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. Impairment loss for long-lived assets was recorded in the amount of $875,000 and $443,605 for the years ending December 31, 2022 and 2021, respectively.

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

Finance Lease Receivables and Allowance for Loan and Lease Accounts

In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. There was no impairment loss for collateralized loan receivable or finances leases for the years ending December 31, 2022 and 2021.

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies on the accompanying notes to our financial statements for discussion about recent accounting pronouncements.

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

Results of Operations for the Years Ended December 31, 2022 and 2021

We are currently in our Liquidation Period. The Offering Period was declared effective by the SEC on August 11, 2016, and concluded on March 31, 2019. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and concluded on October 3, 2021. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period, which began on October 4, 2021, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. Through December 31, 2022, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Our revenue for the years ended December 31, 2022 and 2021 are summarized as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenue:
Finance income	$2,138,947	$2,177,859
Interest income	66,881	537,990
Total Revenue	$1,305,828	$2,715,849
Impairment and provision for loan and lease losses	(875,000)	(443,605)
Revenue, net	$430,828	$2,272,244

For the year ended December 31, 2022, we received monthly lease payments of approximately $7,807,000 and recognized $2,138,947 in finance income from 20 finance leases during the same period. We also recognized $66,881 in interest income from collateralized loans receivable during the same period. We also incurred impairment on other assets of $875,000 during the year ended December 31, 2022.

For the year ended December 31, 2021, we received monthly lease payments of approximately $10,196,000 and recognized $2,177,859 in finance income from 44 finance leases during the same period. We also recognized $537,990 in interest income from collateralized loans receivable during the same period. We also incurred impairment on other assets of $443,605 during the year ended December 31, 2021.

Our expenses for the years ended December 31, 2022 and 2021 are summarized as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Expenses:
Management fees — Investment Manager	$750,000	$750,000
Interest Expense	281,523	628,870
Professional fees	801,702	353,578
Administration expense	171,249	290,137
Other expenses	7,115	8,808
Total Expenses	$2,011,589	$2,031,393

For the year ended December 31, 2022, we incurred $2,011,589 in total expenses. We paid $750,000 in management fees to our Investment Manager during the year ended December 31, 2022. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $171,249 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $281,523 related to our loan payable. Lastly, we incurred $801,702 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services.

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

Net Income (Loss)

As a result of the factors discussed above, we reported net loss for the year ended December 31, 2022 of $1,580,761 as compared to a net income of $240,851 for the year ended December 31, 2021.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash provided by (used in):
Operating activities	$811,104	$3,023,860
Investing activities	$6,778,837	$(160,734)
Financing activities	$(7,635,131)	$(4,507,105)

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

Operating Activities

Cash provided by operating activities for the year ended December 31, 2022 was $811,104 and was primarily driven by the following factors: impairment of $875,000, an increase in other assets of approximately $1,705,000, and an increase in accounts payable and accrued liabilities of approximately $74,000. Offsetting these fluctuations was a net loss for the year ended December 31, 2022 of approximately $1,581,000, a decrease in deferred revenue of approximately $194,000 and a decrease in accrued interest of approximately $44,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions. We anticipate that we will generate greater net cash inflows from operations principally from rental payments received from lessees.

Cash provided by operating activities for the year ended December 31, 2021 was $3,023,860 and was primarily driven by the following factors: net income for the year ended December 31, 2021 of approximately $241,000, impairment of approximately $444,000, an increase in other assets of approximately $2,248,000, and an increase in deferred revenue of approximately $73,000. Offsetting these fluctuations was a decrease in accrued interest on loans payable of approximately $46,000 and a decrease in accounts payable and accrued liabilities of approximately $11,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions. We anticipate that we will generate greater net cash inflows from operations principally from rental payments received from lessees.

Investing Activities

Cash provided by investing activities was $6,778,837 for the year ended December 31, 2022, which consisted of approximately $492,000 that we paid for the purchase of finance leases, finance income of approximately $1,239,000 net of receipt of approximately $7,807,000 in minimum rental payments from finance leases, and approximately $702,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

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

Financing Activities

Cash used in financing activities for the year ended December 31, 2022 was $7,635,131 and was primarily due to cash received from loan payable of $2,050,000, offset by payments of approximately $9,647,000 on the loan payable.

Cash used in financing activities for the year ended December 31, 2021 was $4,507,105 and was primarily due to cash received from loan payable of $12,560,000, offset by payments of approximately $16,701,000 on the loan payable, and $366,000 in distributions and redemptions to limited partners.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Beginning as of June 30, 2017, our distribution rate was 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the year ended December 31, 2022, we didn’t make a cash distributions to our Limited Partners. During the year ended December 31, 2021, we made quarterly cash distributions to our Limited Partners totaling approximately $323,000. At December 31, 2022 and 2021, the Partnership did not declare or accrue distributions due to the economic uncertainties from COVID-19. At December 31, 2022 and 2021 we declared and accrued a distribution of $0 and $637, respectively, for distributions due to our General Partner which resulted in distributions payable to our General Partner of $49,335 at December 31, 2022 and 2021.

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

As of December 31, 2022 and 2021, the Partnership had unfunded commitments of $0 and $291,725 for a finance lease.

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

Effective January 1, 2023, the Investment Manager reduced the management fee from $62,500 per month ($750,000 per annum) to $50,000 per month ($600,000 per annum).

On February 1, 2023, in connection with a loan and security agreement entered into on October 18, 2019, the Partnership paid off the outstanding loan facility balance and accrued interest, and terminated the agreement with the third party.

In February 2023, in connection with a lease facility agreement that was funded between March 26, 2020 through September 22, 2020 that was later reclassified to other assets, the Partnership sold a piece of equipment for total net cash proceeds of $24,170. The equipment had a net book value of $25,650 resulting in a resulting in a loss of $1,480.

From January 2023 to March 2023, in connection with a lease facility agreement entered into on December 5, 2019 that was later reclassified to other assets, the Partnership has received $161,713 from the sale of assets and from a pre-existing payment schedule.

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

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Arboretum Silverleaf Income Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arboretum Silverleaf Income Fund, L.P. (the “Partnership”) as of December 31, 2022 and 2021, the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

The determination of the qualitative factor adjustments involves a higher degree of management subjectivity, and includes factors such as concentrations, delinquencies, lease or loan modifications, economic conditions, and the amount of loss in the event of default.

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

Long-Lived Asset Impairment

Critical Audit Matter Description

As described in Note 2 to the financial statements, the impairment of long-lived assets represents management’s estimate that probable net undiscounted future cash flows are less than carrying value.

The principal consideration for our determination that performing procedures relating to the impairment is a critical audit matter is that significant judgment and estimation is exercised by management in determining the impairment for long-lived assets, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence obtained relating to the long-lived asset impairment.

How the Critical Audit Matter was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, testing management’s process for estimating the long-lived asset impairment, including evaluating the appropriateness of the methodology, testing the completeness and accuracy of certain data used in the long-lived asset impairments, and evaluating the reasonableness of significant assumptions and judgments used by management related to the impact of concentrations, economic conditions and other considerations.

/s/ Baker Tilly US, LLP
We have served as the Partnership’s auditor since 2016.

New York, New York

March 31, 2023

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Balance Sheet

	December 31,	December 31,
	2022	2021

Assets

Cash and cash equivalents	$149,490	$194,680
Investments in finance leases, net	9,804,649	17,749,004
Collateralized loans receivable, including accrued interest of $2,625 and $5,528, respectively	268,643	970,965
Other assets	5,085,005	5,797,559
Total Assets	$15,307,787	$24,712,208

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$310,399	$236,658
Loan payable, including accrued interest of $5,431 and $49,472, respectively	547,875	8,189,304
Distributions payable to General Partner	49,335	49,335
Security deposit payable	100,000	124,391
Deferred revenue	596,598	790,436
Total Liabilities	1,604,207	9,390,124

Partners’ Equity (Deficit):
Limited Partners	13,797,023	15,399,719
General Partner	(93,443)	(77,635)
Total Equity	13,703,580	15,322,084
Total Liabilities and Partners’ Equity	$15,307,787	$24,712,208

The accompanying notes are an integral part of these financial statements.

Arboretum Silverleaf Income Fund, L.P.

Statement of Operations

For The Years Ended December 31, 2022 and 2021

	For The Year Ended	For The Year Ended
	December 31, 2022	December 31, 2021
Revenue
Finance income	$1,238,947	$2,177,859
Interest income	66,881	537,990
Total Revenue	1,305,828	2,715,849
Impairment and provision for loan and lease losses	(875,000)	(443,605)
Revenue, net	430,828	2,272,244

Expenses
Management fees - Investment Manager	750,000	750,000
Interest expense	281,523	628,870
Professional fees	801,702	353,578
Administration expense	171,249	290,137
Other expenses	7,115	8,808
Total Expenses	2,011,589	2,031,393
Net (loss) income	$(1,580,761)	$240,851

Net (loss) income attributable to the Partnership
Limited Partners	$(1,564,953)	$238,442
General Partner	(15,808)	2,409
Net (loss) income attributable to the Partnership	$(1,580,761)	$240,851

Weighted average number of limited partnership interests outstanding	2,526,051.55	2,530,019.84

Net (loss) income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.62)	$0.09

The accompanying notes are an integral part of these financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Statement of Changes in Partners’ Equity (Deficit)

For The Years Ended December 31, 2022 and 2021

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2021	2,532,772.53	$15,192,999	$(79,407)	$15,272,406

Net income	-	240,851	2,409	238,442
Distributions to partners	-	(68,011)	(637)	(67,374)
Redemption	(5,855.80)	(43,755)	-	(43,755)

Balance, December 31, 2021	2,526,916.73	$15,322,084	$(77,635)	$15,399,719

Net loss	-	(1,580,761)	(15,808)	(1,564,953)
Distributions to partners	-	(217)	-	(217)
Redemption	(5,263.16)	(37,526)	-	(37,526)

Balance, December 31, 2022	2,521,653.57	$13,703,580	$(93,443)	$13,797,023

The accompanying notes are an integral part of these financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Statement of Cash Flows

For The Years Ended December 31, 2022 and 2021

	For the Year Ended	For The Year Ended
	December 31, 2022	December 31, 2021

Cash flows from operating activities:
Net (loss) income	$(1,580,761)	$240,851

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment and provision for loan and lease losses	875,000	443,605
Change in operating assets and liabilities:
Other assets	1,705,394	2,248,369
Accounts payable and accrued liabilities	73,741	(10,924)
Accrued interest on loan payable	(44,041)	(45,663)
Security deposit payable	(24,391)	75,000
Deferred revenue	(193,838)	72,622
Net cash provided by operating activities	811,104	3,023,860

Cash flows from investing activities:
Change in leases, net	6,076,515	(3,176,665)
Origination and purchases of loans receivable, net of amortization, prepayments and satisfactions	702,322	3,015,931
Net cash provided by (used in) investing activities	6,778,837	(160,734)

Cash flows from financing activities:
Cash received from loan payable	2,050,000	12,560,000
Repayments of loan payable	(9,647,388)	(16,700,614)
Cash paid for Limited Partner distributions	(217)	(322,736)
Cash paid for Limited Partner redemptions	(37,526)	(43,755)
Net cash used in financing activities	(7,635,131)	(4,507,105)

Net decrease in cash and cash equivalents	(45,190)	(1,643,979)
Cash and cash equivalents, beginning of year	194,680	1,838,659
Cash and cash equivalents, end of year	$149,490	$194,680

Supplemental disclosure of other cash flow information:
Cash paid for interest	$325,565	$676,533
Supplemental disclosure of non-cash investing and financing activities:
Distributions payable to General Partner	$-	$637
Reclassification of investment in finance lease to other assets	$1,867,840	$1,839,946
Reclassification of other assets to investment in finance leases	$-	$645,050

The accompanying notes are an integral part of these financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

For the Years Ended December 31, 2022 and 2021

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

During the Operating Period, the Partnership made quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions were in the Partnership’s best interests. Therefore, the amount and rate of cash distributions varied and were not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly at 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). During the year ended December 31, 2022, we didn’t make a cash distributions to our Limited Partners. During the year ended December 31, 2021, we made quarterly cash distributions to our Limited Partners totaling approximately $323,000. At December 31, 2022 and 2021, the Partnership did not declare or accrue distributions due to the economic uncertainties from COVID-19. At December 31, 2022 and 2021 we declared and accrued a distribution of $0 and $637, respectively, for distributions due to our General Partner which resulted in distributions payable to our General Partner of $49,335 at December 31, 2022 and 2021.

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

Finance Lease Receivables and Allowance for Loan and Lease Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. There was no impairment loss for collateralized loan receivable or finance leases for the years ending December 31, 2022 and 2021.

Long-lived Asset Impairments — The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. At December 31, 2022, impairment was determined to exist for other assets and an impairment loss was recorded for $875,000. At December 31, 2021, an impairment was determined to exist for other assets and an impairment loss was recorded for $443,605.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of December 31, 2022, there were no expected liabilities to be incurred under the BBA.

The Partnership has adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2022 and 2021, and does not expect any material adjustments to be made. The tax years 2022, 2021, 2020 and 2019 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 was to be effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has approved an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Partnership, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Partnership, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). On November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. Nothing in this staff interpretation 3 should be read to accelerate or delay the effective dates of the standard as modified by the FASB. The Partnership adopted this standard using the modified retrospective approach as of January 1, 2023. The adoption of this standard resulted in a $246,000 increase to the allowance and a $246,000 decrease to retained earnings, which will be reflected in the Partnership’s first quarter 2023 financial statements.

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

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At December 31, 2022, the Partnership has a due from its Investment Manager balance of $311,675, which is included in Other Assets in the balance sheets. At December 31, 2021, the Partnership has a due from its Investment Manager balance of $347,131, which is included in Other Assets in the balance sheets The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at December 31, 2022 and 2021.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. For the years ended December 31, 2022 and 2021, the Partnership paid $750,000, in management fees to the Investment Manager. Effective January 1, 2023, the Investment Manager reduced the management fee from $62,500 per month ($750,000 per annum) to $50,000 per month ($600,000 per annum).

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the years ended December 31, 2022 and 2021, the Partnership paid $4,376 and $169,935, respectively, of structuring fees to the Investment Manager.

4. Investments in Finance Leases.

At December 31, 2022 and 2021, net investments in finance leases consisted of the following:

	2022	2021
Minimum rents receivable	$10,795,498	$19,912,015
Estimated unguaranteed residual value	-	71,616
Unearned income	(990,849)	(2,234,627)

	$9,804,649	$17,749,004

5. Collateralized Loans Receivable.

The Partnership has no allowance for loan losses or nonperforming loans at December 31, 2022 and 2021. The future principal maturities of the Partnership’s performing collateralized loans receivable at December 31, 2022 are as follows:

Years ending December 31,
2023	$167,085
2024	87,799
2025	11,134
2026	—
2027	—
Thereafter	—
Total	$266,018

6. Other Assets.

As of December 31, 2022, other assets of $5,085,005 primarily consists of equipment that is off lease and currently being remarketed for release/sale and is primarily made up of $2,497,297 related to infrastructure equipment, $150,000 related to fish processing equipment, $537,338 related to specialty trucks, $1,036,107 related to furniture, kitchen equipment and vehicles, and $424,006 related to railroad cars. During the year ended December 31, 2022, the Partnership recorded an impairment on the infrastructure equipment of $625,000, which decreased the balance from $3,122,297 to $2,497,297, and on the fish processing equipment of $250,000, which decreased the balance from $400,000 to $150,000. As of December 31, 2021, other assets of $5,797,559 primarily consists of equipment that is off lease and currently being remarketed for release/sale and is primarily made up of $3,122,297 related to infrastructure equipment, $400,000 related to fish processing equipment, and $1,865,118 related to specialty trucks. During the year ended December 31, 2021, the Partnership recorded an impairment on the fish processing equipment of $400,000 which decreased the balance from $800,000 to $400,000.

7. Loan Payable.

On October 18, 2019, the Partnership entered into a loan and security agreement with a third party lender for a $25,000,000 loan facility (of which $20,000,000 is a Term Loan and $5,000,000 is a Revolving Loan) with a maturity date of October 18, 2022. In December 2021, the loan and security agreement was amended primarily by amending the maximum Term Loan and Revolver Loan amounts ($10,000,000 is a Term Loan and $15,000,000 is a Revolving Loan) and extending the maturity date to October 18, 2023. In May 2022, the loan and security agreement was amended primarily by amending the maximum Term Loan and Revolver Loan amounts ($0 is a Term Loan and $5,000,000 is a Revolving Loan). During the years ended December 31, 2022 and 2021, the Partnership borrowed a total of $2,050,000 and $12,560,000, respectively under the Term and Revolver Loans. Interest on the drawn funds shall accrue at a rate of 3 month LIBOR Rate (with a floor of 1%) plus 5.85% per annum (10.61% as of December 31, 2022 and 6.85% as of December 31, 2021). During the years ended December 31, 2022 and 2021, the Partnership repaid total principal of $9,647,388 and $16,700,614, respectively. During the years ended December 31, 2022 and 2021, the Partnership accrued interest expense of $281,524 and $628,870, respectively. On February 1, 2023 the Partnership paid off the outstanding loan facility balance and accrued interest, and terminated the agreement with the third party.

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

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	December 31, 2022			December 31, 2021
	Carrying Value	Fair Value	Level	Carrying Value	Fair Value	Level
Assets:
Collateralized loans receivable	$268,643	$268,643	3	$970,965	$970,965	3

Liabilities:
Loan payable	$547,875	$547,875	2	$8,189,304	$8,189,304	2

9. Income Tax Reconciliation.

As of December 31, 2022 and 2021, total Partners’ Equity included in the financial statements was $13,703,580 and $15,322,084, respectively. As of December 31, 2022 and 2021, total Partners’ Equity for federal income tax purposes was $18,149,402 and $19,102,463. The primary differences are organizational and offering expenses which are a reduction in Limited Partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes, and timing differences in depreciation, amortization, lease payments, loan loss provisions and other items for financial reporting purposes and federal income tax purposes.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of December 31, 2022, there were no expected liabilities to be incurred under the BBA.

The following table reconciles the net income (loss) for financial statement reporting purposes to the net income for federal income tax purposes for the years ended December 31, 2022 and 2021:

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Net income (loss) per financial statements	$(1,580,761)	$240,851
Depreciation and amortization	(28,449)	(749,186)
Advanced rental payments	(19,330)	(34,405)
Gain (loss) on fixed assets	(42,180)	120,124
Impairment and provision for loan and lease losses	875,000	443,605
Loan origination fees	50,258	59,296
Amortization of loan origination fees	(220,311)	(204,064)
Tax lease adjustments	50,460	160,761
Net income (loss) for federal income tax purposes	$(915,313)	$36,982

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

11. Business Concentrations.

For the year ended December 31, 2022, the Partnership had three leases which accounted for approximately 25%, 20% and 15% of the Partnership’s income derived from finance leases. For the year ended December 31, 2021, the Partnership had three leases which accounted for approximately 15%, 14% and 13% of the Partnership’s income derived from finance leases. For the year ended December 31, 2022, the Partnership had three promissory notes which accounted for approximately 48%, 32% and 20% of the Partnership’s interest income derived from collateralized loans receivable. For the year ended December 31, 2021, the Partnership had two promissory notes which accounted for approximately 73% and 11% of the Partnership’s interest income derived from collateralized loans receivable.

At December 31, 2022, the Partnership had four lessees which accounted for approximately 26%, 20%, 15% and 10%, of the Partnership’s investment in finance leases. At December 31, 2021, the Partnership had three lessees which accounted for approximately 22%, 16%, and 14%, of the Partnership’s investment in finance leases. At December 31, 2022, the Partnership had two promissory notes which accounted for approximately 67% and 33% of the Partnership’s investment in collateralized loans receivable. At December 31, 2021, the Partnership had three promissory notes which accounted for approximately 51%, 37% and 12% of the Partnership’s investment in collateralized loans receivable.

12. Geographic Information.

As of December 31, 2022 and 2021, all of the Partnership’s revenue and assets are based in the United States.

13. Commitments and Contingencies.

As of December 31, 2022, the Partnership does not have any unfunded commitments for any investments. As of December 31, 2021, the Partnership had unfunded commitments of $291,725 for a finance lease.

14. Subsequent Events.

Effective January 1, 2023, the Investment Manager reduced the management fee from $62,500 per month ($750,000 per annum) to $50,000 per month ($600,000 per annum).

On February 1, 2023, in connection with a loan and security agreement entered into on October 18, 2019, the Partnership paid off the outstanding loan facility balance and accrued interest, and terminated the agreement with the third party.

In February 2023, in connection with a lease facility agreement that was funded between March 26, 2020 through September 22, 2020 that was later reclassified to other assets, the Partnership sold a piece of equipment for total net cash proceeds of $24,170. The equipment had a net book value of $25,650 resulting in a resulting in a loss of $1,480.

From January 2023 to March 2023, in connection with a lease facility agreement entered into on December 5, 2019 that was later reclassified to other assets, the Partnership has received $161,713 from the sale of assets and from a pre-existing payment schedule.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2022, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of December 31, 2022. Based on the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our General Partner’s disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

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

Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, conducted an evaluation of the effectiveness of our General Partner’s internal control over financial reporting as of December 31, 2022 based on the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, our General Partner’s management concluded that, as of December 31, 2022, its internal control over financial reporting was effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no additional material changes in our internal control over financial reporting during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our General Partner

Our General Partner is ASIF GP, LLC, a Delaware limited liability company with offices at 100 Arboretum Drive, Suite 105, Portsmouth, New Hampshire 03801. Our General Partner was formed in January 2016. The sole member of our General Partner is Arboretum Investment Advisors, LLC, our Investment Manager. The executive officers of our General Partner are as follows:

Name	Age	Position
Claudine Aquillon	58	Chief Executive Officer and Chief Operating Officer
Michael Miroshnikov	40	President
Joshua Yifat	50	Chief Financial Officer

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

Name	Age	Position
Claudine Aquillon	58	Chief Executive Officer and Chief Operating Officer
Michael Miroshnikov	40	President
Joshua Yifat	50	Chief Financial Officer

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2022	Year Ended December 31, 2021
Arboretum Investment Advisors, LLC	Investment Manager	Management fees (1)	$750,000	$750,000
			$750,000	$750,000

(1)	Amount charged directly to operations.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partner’s capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partner’s capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not make a cash distribution to our General Partner during the years ended December 31, 2022 or 2021. As of December 31, 2022 and 2021, we accrued $0 and $637 for distributions payable to our General Partner. For the years ended December 31, 2022 and 2021, the General Partner’s 1% interest in our net loss was $15,808 and net income was $2,409, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters.

a.	We do not have any securities authorized for issuance under any equity compensation plan.
b.	We do not have any Limited Partners who own over 5% of our Units at December 31, 2022.
c.	As of March 31, 2023, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.
d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services.

During the years ended December 31, 2022 and 2021 our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non—audit services rendered by Baker Tilly US, LLP, for the years ended December 31, 2022 and 2021:

	For the Year ended	For the Year ended
Description of fees	December 31, 2022	December 31, 2021
Audit fees (1)	143,000	175,765
Tax compliance fees	73,500	58,275

	$216,500	$234,040

(1)	Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1)	Documents filed as part of this Report.

a)	The following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

i)	Report of Independent Registered Public Accounting Firm
ii)	Balance Sheets at December 31, 2022 and 2021
iii)	Statements of Operations for the years ended December 31, 2022 and 2021
iv)	Statements of Changes in Partners’ Equity for the years ended December 31, 2022 and 2021
v)	Statements of Cash Flows for the years ended December 31, 2022 and 2021
vi)	Notes to Financial Statements for the years ended December 31, 2022 and 2021

b)	Listing of Exhibits:

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

101 The following financial statements from Arboretum Silverleaf Income Fund, L.P.’s annual report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-211626

ASIF GP, LLC

General Partner of the Registrant

March 31, 2023

/s/ Michael Miroshnikov
Michael Miroshnikov
President
(Principal Executive Officer)

