Form 10-Q
period 2023-06-30
Arboretum Silverleaf Income Fund, L.P.
filed 2023-08-14
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM __________ TO __________

COMMISSION FILE NUMBER: 333-211626

Arboretum Silverleaf Income Fund, L.P.

(Exact name of registrant as specified in its charter)

Delaware	81-1184858
(State or other jurisdiction of	(I.R.S.
incorporation or organization)	Employer ID No.)

100 Arboretum Drive, Suite 105
Portsmouth, NH	03801
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (603) 294-1420

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

At August 14, 2023 there were 2,520,653.57 units of the Registrant’s limited partnership interests issued and outstanding.

Arboretum Silverleaf Income Fund, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Balance Sheet

	June 30, 2023	December 31, 2022

Assets

Cash and cash equivalents	$2,078,351	$149,490
Investments in finance leases, net of allowance for credit losses of $229,000 and $0, respectively	5,934,649	9,804,649
Collateralized loans receivable, including accrued interest of $1,844 and $2,625, respectively	186,666	268,643
Other assets	5,270,103	5,085,005
Total Assets	$13,469,769	$15,307,787

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$219,654	$310,399
Loan payable, including accrued interest of $0 and $5,431, respectively	-	547,875
Distributions payable to Limited Partners	1,512,712	-
Distributions payable to General Partner	70,379	49,335
Security deposit payable	100,000	100,000
Deferred revenue	597,589	596,598
Total Liabilities	2,500,334	1,604,207

Partners’ Equity (Deficit):
Limited Partners	11,087,485	13,797,023
General Partner	(118,050)	(93,443)
Total Equity	10,969,435	13,703,580
Total Liabilities and Partners’ Equity	$13,469,769	$15,307,787

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

Statement of Operations

Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue
Finance income	$219,888	$267,166	$430,121	$715,046
Interest income	5,711	20,910	12,548	48,165
Total Revenue	225,599	288,076	442,669	763,211
Impairment and provision for loan and lease losses	(31,372)	-	(211,233)	-
Revenue, net	194,227	288,076	231,436	763,211

Expenses
Management fees - Investment Manager	150,000	187,500	300,000	375,000
Interest expense	-	79,013	1,264	196,803
Professional fees	102,179	222,870	208,388	356,238
Administration expense	33,383	43,132	69,835	95,608
Other expenses	610	2,184	8,261	8,644
Total Expenses	286,172	534,699	587,748	1,032,293
Net loss	$(91,945)	$(246,623)	$(356,312)	$(269,082)

Net loss attributable to the Partnership
Limited Partners	$(91,026)	$(244,157)	$(352,749)	$(266,391)
General Partner	(919)	(2,466)	(3,563)	(2,691)
Net loss attributable to the Partnership	$(91,945)	$(246,623)	$(356,312)	$(269,082)

Weighted average number of limited partnership interests outstanding	2,521,257.97	2,526,916.73	2,521,454.67	2,526,916.73

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.04)	$(0.10)	$(0.14)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Statement of Changes in Partners’ Equity (Deficit)

Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2023	2,521,653.57	$13,703,580	$(93,443)	$13,797,023

Adoption of accounting standard (1)	-	(246,000)	-	(246,000)
Net loss	-	(264,367)	(2,644)	(261,723)
Distributions to partners	-	(597,654)	(5,917)	(591,737)

Balance, March 31, 2023	2,521,653.57	$12,595,559	$(102,004)	$12,697,563

Net loss	-	(91,945)	(919)	(91,026)
Distributions to partners	-	(1,527,839)	(15,127)	(1,512,712)
Redemption	(1,000.00)	(6,340)	-	(6,340)

Balance, June 30, 2023	2,520,653.57	$10,969,435	$(118,050)	$11,087,485

(1)	Reflects the adoption of the FASB guidance as referenced in Note 2

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2022	2,526,916.73	$15,322,084	$(77,635)	$15,399,719

Net loss	-	(22,459)	(225)	(22,234)
Distributions to partners	-	(730)	-	(730)

Balance, March 31, 2022	2,526,916.73	$15,298,895	$(77,860)	$15,376,755

Net loss	-	(246,623)	(2,466)	(244,157)

Balance, June 30, 2022	2,526,916.73	$15,052,272	$(80,326)	$15,132,598

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Statement of Cash Flows

Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022

Cash flows from operating activities:
Net loss	$(356,312)	$(269,082)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment and provision for loan and lease losses	211,233	-
Change in operating assets and liabilities:
Other assets	480,718	1,197,743
Accounts payable and accrued liabilities	(90,745)	(54,147)
Accrued interest on loan payable	(5,431)	(26,581)
Security deposit payable	-	(24,391)
Deferred revenue	991	(193,838)
Net cash provided by operating activities	240,454	629,704

Cash flows from investing activities:
Change in leases, net	2,992,951	3,427,068
Origination and purchases of loans receivable, net of amortization, prepayments and satisfactions	81,977	524,801
Net cash provided by investing activities	3,074,928	3,951,869

Cash flows from financing activities:
Cash received from loan payable	-	1,200,000
Repayments of loan payable	(542,444)	(5,835,934)
Cash paid for Limited Partner distributions	(591,737)	(730)
Cash paid for Limited Partner redemptions	(6,340)	-
Provision for credit losses	(246,000)	-
Net cash used in financing activities	(1,386,521)	(4,636,664)

Net increase (decrease) in cash and cash equivalents	1,928,861	(55,091)
Cash and cash equivalents, beginning of period	149,490	194,680
Cash and cash equivalents, end of period	$2,078,351	$139,589

Supplemental disclosure of other cash flow information:
Cash paid for interest	$6,695	$223,384
Supplemental disclosure of non-cash investing and financing activities:
Distributions payable to General Partner	$21,044	$-
Distributions payable to Limited Partners	$1,512,712	$-
Reclassification of investment in finance lease to other assets	$915,049	$1,781,750
Reclassification of other assets to investment in finance leases	$38,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three and Six Months Ended June 30, 2023 and 2022

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

During our Operating Period, we intended to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. Beginning as of January 1, 2023, we increased our distribution to 9.5%, paid quarterly at 2.4% of capital contributions. Beginning as of April 1, 2023, we increased our distribution to 24%, paid quarterly at 6% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the six months ended June 30, 2023, we made quarterly cash distributions to our Limited Partners totaling $591,737, and accrued $1,512,712 for distributions due to Limited Partners which resulted in a distribution payable to Limited Partners of $1,512,712 at June 30, 2023. At June 30, 2023, the Partnership declared and accrued a distribution of $15,127, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $70,379 at June 30, 2023. During the six months ended June 30, 2022, we made quarterly cash distributions to our Limited Partners totaling $730. At June 30, 2022, the Partnership did not declare or accrue distributions due to the economic uncertainties from COVID-19. At June 30, 2022, the Partnership had a distribution payable to the General Partner of $49,335.

2. Summary of Significant Accounting Policies.

Basis of Presentation — The interim balance sheets, statements of operations, statement of changes in partners’ equity and statements of cash flows of the Partnership at June 30, 2023 and 2022 and for the three and six months ended June 30, 2023 and 2022 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these interim financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim financial statements should be read in conjunction with the financial statements and notes contained in the Partnership’s annual report on Form 10-K, as filed with the SEC on March 31, 2023.

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

Finance Lease Receivables and Allowance for Loan and Lease Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At June 30, 2023, an allowance for doubtful lease, notes and loan accounts was deemed necessary, in the opinion of the Investment Manager, and an allowance of $229,000 was recorded. At December 31, 2022, an allowance for doubtful lease, notes and loan accounts is not provided since, in the opinion of the Investment Manager, all accounts recorded were deemed collectible. The Partnership adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost (finance leases and loans). Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

Long-lived Asset Impairments — The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. At June 30, 2023 and December 31, 2022, impairment was determined to exist for other assets and an impairment loss was recorded for $211,233 and $875,000, respectively.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of June 30, 2023, there were no expected liabilities to be incurred under the BBA.

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

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At June 30, 2023 and 2022, the Partnership has a due from its Investment Manager balance of $311,675 and $320,176, respectively which is included in Other Assets in the balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at June 30, 2023 and 2022.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. Effective January 1, 2023, the Investment Manager reduced the management fee from $62,500 per month ($750,000 per annum) to $50,000 per month ($600,000 per annum). For the three months ended June 30, 2023 and 2022, the Partnership paid $150,000 and $187,500, respectively, in management fee expense to the Investment Manager. For the six months ended June 30, 2023 and 2022, the Partnership paid $300,000 and $375,000 respectively, in management fee expense to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the three months ended June 30, 2023 and 2022, the Partnership accrued $0 of structuring fees to the Investment Manager. For the six months ended June 30, 2023 and 2022, the Partnership accrued $0 and $4,376, respectively, of structuring fees to the Investment Manager.

4. Investments in Finance Leases.

At June 30, 2023 and December 31, 2022, net investments in finance leases consisted of the following:

	June 30, 2023	December 31, 2022
Minimum rents receivable	$6,647,115	$10,795,498
Unearned income	(483,466)	(990,849)
Investments in finance leases	$6,163,649	$9,804,649
Less: Allowance for credit losses	(229,000)	—
Investments in finance leases, net	$5,934,649	$9,804,649

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Allowance for credit losses:
Beginning balance prior to adoption of ASC 326	$—	$—
Impact of adopting ASC 326	229,000	246,000
Provision for credit losses	—	(17,000)
Total ending allowance balance	$229,000	$229,000

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

The following table summarizes the aging category of our amortized cost of finance receivables by origination year:

	June 30, 2023
				Total Finance
	2021	2020	2019	Receivables
North America:
Current	$4,540,158	$78,247	$1,545,244	$6,163,649

5. Collateralized Loans Receivable.

The Partnership has no allowance for loan losses or nonperforming loans at June 30, 2023 and December 31, 2022. The future principal maturities of the Partnership’s performing collateralized loans receivable at June 30, 2023 are as follows:

As of June 30, (unaudited)
2024	$152,409
2025	32,413
2025	—
2026	—
2027	—
Thereafter	—
Total	$184,822

6. Other Assets.

As of June 30, 2023, other assets of $5,270,103 primarily consists of equipment that is off lease and currently being remarketed for release/sale and is primarily made up of $2,497,297 related to infrastructure equipment, $150,000 related to fish processing equipment, $373,117 related to specialty trucks, $758,444 related to furniture, kitchen equipment and vehicles, $424,006 related to railroad cars, $260,015 related to telecommunication equipment and $388,008 related to various small finance leases. During the three and six months ended June 30, 2023, the Partnership recorded an impairment of $31,372 and $211,233, respectively, of which $31,372 was an impairment on a small finance lease and $196,861 was on the telecommunication equipment. As of December 31, 2022, other assets of $5,085,005 primarily consists of equipment that is off lease and currently being remarketed for release/sale and is primarily made up of $2,497,297 related to infrastructure equipment, $150,000 related to fish processing equipment, $537,338 related to specialty trucks, $1,036,107 related to furniture, kitchen equipment and vehicles, and $424,006 related to railroad cars. During the year ended December 31, 2022, the Partnership recorded an impairment on the infrastructure equipment of $625,000, which decreased the balance from $3,122,297 to $2,497,297, and on the fish processing equipment of $250,000, which decreased the balance from $400,000 to $150,000.

7. Loan Payable.

On October 18, 2019, the Partnership entered into a loan and security agreement with a third party lender for a $25,000,000 loan facility (of which $20,000,000 is a Term Loan and $5,000,000 is a Revolving Loan) with a maturity date of October 18, 2022. In December 2021, the loan and security agreement was amended primarily by amending the maximum Term Loan and Revolver Loan amounts ($10,000,000 is a Term Loan and $15,000,000 is a Revolving Loan) and extending the maturity date to October 18, 2023. In May 2022, the loan and security agreement was amended primarily by amending the maximum Term Loan and Revolver Loan amounts ($0 is a Term Loan and $5,000,000 is a Revolving Loan). During the six months ended June 30, 2023 and during the year ended December 31, 2022, the Partnership borrowed a total of $0 and $2,050,000 under the Term and Revolver Loans, respectively. Interest on the drawn funds shall accrue at a rate of 3 month LIBOR Rate (with a floor of 1%) plus 5.85% per annum (10.61% as of January 31, 2023 and December 31, 2022). During the six months ended June 30, 2023 and during the year ended December 31, 2022, the Partnership repaid total principal of $542,444 and $9,647,388, respectively. During the six months ended June 30, 2023 and during the year ended December 31, 2022, the Partnership accrued interest expense of $1,264 and $281,524, respectively. On February 1, 2023 the Partnership paid off the outstanding loan facility balance and accrued interest, and terminated the agreement with the third party.

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

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	June 30, 2023			December 31, 2022
	Carrying	Fair		Carrying	Fair
	Value	Value	Level	Value	Value	Level
	(unaudited)	(unaudited)
Assets:
Collateralized loans receivable	$186,666	$186,666	3	$268,643	$268,643	3

Liabilities:
Loan payable	$—	$—		$547,875	$547,875	2

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

10. Business Concentrations

For the six months ended June 30, 2023, the Partnership had three lessees which accounted for approximately 38%, 21%, and 14% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2022, the Partnership had three lessees which accounted for approximately 24%, 19%, and 15% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2023, the Partnership had two promissory notes which accounted for approximately 58% and 42% of the Partnership’s interest income derived from collateralized loans receivable. For the six months ended June 30, 2022, the Partnership had three promissory notes which accounted for approximately 44%, 41% and 15% of the Partnership’s interest income derived from collateralized loans receivable.

At June 30, 2023, the Partnership had five lessees which accounted for approximately 29%, 27%, 16%, 14% and 10% of the Partnership’s investment in finance leases. At June 30, 2022, the Partnership had four lessees which accounted for approximately 25%, 19%, 16% and 11% of the Partnership’s investment in finance leases. At June 30, 2023, the Partnership had two promissory notes which accounted for approximately 62% and 38% of the Partnership’s investment in collateralized loans receivable. At June 30, 2022, the Partnership had two promissory notes which accounted for approximately 76% and 24% of the Partnership’s investment in collateralized loans receivable.

11. Geographic Information

As of June 30, 2023 and December 31, 2022, all of the Partnership’s revenue and assets are based in the United States.

12. Commitments and Contingencies

As of June 30, 2023 and December 31, 2022, the Partnership has no unfunded commitments.

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

From January 2023 to June 2023, in connection with a lease facility agreement that was funded between March 26, 2020 through September 22, 2020 that was later reclassified to other assets, the Partnership sold some equipment for total net cash proceeds of $126,221. The equipment had a net book value of $136,334 resulting in a resulting in a loss of $10,113. Furthermore, the Partnership sold an additional portion of the equipment, via a finance lease, for total monthly rental payments of $38,000, which is equivalent to the net book value. The finance lease requires 12 monthly payments of $3,167 and commenced on February 1, 2023. The lease is current.

From January 2023 to June 2023, in connection with a lease facility agreement entered into on December 5, 2019 that was later reclassified to other assets, the Partnership has received $277,663 from the sale of assets and from a pre-existing payment schedule.

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

We are currently in our Liquidation Period. The Offering Period was declared effective by the SEC on August 11, 2016, and concluded on March 31, 2019. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and concluded on October 3, 2021. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period, which began on October 4, 2021, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. Through June 30, 2023, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Results of Operations for the Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

Our revenue for the three months ended June 30, 2023 and 2022 is summarized as follows:

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
	(unaudited)	(unaudited)
Revenue:
Finance income	$219,888	$267,166
Interest income	5,711	20,910
Total Revenue	$225,599	$288,076
Impairment and provision for loan and lease losses	(31,372)	-
Revenue, net	$194,227	$288,076

For the three months ended June 30, 2023, we received monthly lease payments of approximately $1,154,000 and recognized $219,888 in finance income from various finance leases during the same period. We also recognized $5,711 in interest income from collateralized loans receivable during the same period.

For the three months ended June 30, 2022, we received monthly lease payments of approximately $2,165,000 and recognized $267,166 in finance income from various finance leases during the same period. We also recognized $20,910 in interest income from collateralized loans receivable during the same period.

Our expenses for the three months ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$150,000	$187,500
Interest expense	-	79,013
Professional fees	102,179	222,870
Administration expense	33,383	43,132
Other expenses	610	2,184
Total Expenses	$286,172	$534,699

For the three months ended June 30, 2023, we incurred $286,172 in total expenses. We paid $150,000 in management fees to our Investment Manager during the three months ended June 30, 2023. We pay our Investment Manager a management fee during the Liquidation Period equal $50,000 per month payable monthly in advance. We recognized $33,383 in administration expense. Administration expense mainly consist of expenses paid to the fund administrator. We also incurred $102,179 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC, consulting services and fees related to storage and remarketing of equipment classified as other assets on our balance sheets.

For the three months ended June 30, 2022, we incurred $534,699 in total expenses. We paid $187,500 in management fees to our Investment Manager during the three months ended June 30, 2022. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. We recognized $43,132 in administration expense. Administration expense mainly consist of expenses paid to the fund administrator. We also incurred interest expense of $79,013 related to our loan payable that was entered into on October 18, 2019. We also incurred $222,870 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC, consulting services and fees related to storage and remarketing of equipment classified as other assets on our balance sheets.

Net Income (Loss)

As a result of the factors discussed above, we reported a net loss for the three months ended June 30, 2023 of $91,945, as compared to net income of $246,623 for the three months ended June 30, 2022.

Results of Operations for the Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

Our revenue for the six months ended June 30, 2023 and 2022 is summarized as follows:

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
	(unaudited)	(unaudited)
Revenue:
Finance income	$430,121	$715,046
Interest income	12,548	48,165
Total Revenue	$442,669	$763,211
Impairment and provision for loan and lease losses	(211,233)	-
Revenue, net	$231,436	$763,211

For the six months ended June 30, 2023, we received monthly lease payments of approximately $3,194,000 and recognized $430,121 in finance income from various finance leases during the same period. We also recognized $12,548 in interest income from collateralized loans receivable during the same period. We also incurred impairment of $211,233 for the six months ended June 30, 2023.

For the six months ended June 30, 2022, we received monthly lease payments of approximately $4,634,000 and recognized $715,046 in finance income from various finance leases during the same period. We also recognized $48,165 in interest income from collateralized loans receivable.

Our expenses for the three months ended June 30, 2023 and 2022 are summarized as follows:

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$300,000	$375,000
Interest expense	1,264	196,803
Professional fees	208,388	356,238
Administration expense	69,835	95,608
Other expenses	8,261	8,644
Total Expenses	$587,748	$1,032,293

For the six months ended June 30, 2023, we incurred $587,748 in total expenses. We paid $300,000 in management fees to our Investment Manager during the six months ended June 30, 2023. We pay our Investment Manager a management fee during the Liquidation Period equal $50,000 per month payable monthly in advance. We recognized $69,835 in administration expenses. Administration expenses mainly consist of expenses paid to the fund administrator. We also incurred interest expense of $1,264 related to our loan payable that was entered into on October 18, 2019. We also incurred $208,388 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC, consulting services and fees related to storage and remarketing of equipment classified as other assets on our balance sheets.

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

Net Loss

As a result of the factors discussed above, we reported a net loss for the six months ended June 30, 2023 of $356,312, as compared to a net income of $269,082 for the six months ended June 30, 2022.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$240,454	$629,704
Investing activities	$3,074,928	$3,951,869
Financing activities	$(1,386,521)	$(4,636,664)

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

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2023 was $240,454 and was primarily driven by the following factors; an increase in other assets of approximately $481,000 and an impairment and provision for loan and lease loss of approximately $211,000. Offsetting these fluctuations was a net loss for the six months ended June 30, 2023 of approximately $356,000, and a decrease in accounts payable and accrued liabilities of approximately $91,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions.

Cash provided by operating activities for the six months ended June 30, 2022 was $629,704 and was primarily driven by the following factors; an increase in other assets of approximately $1,198,000. Offsetting this fluctuations was a net loss for the six months ended June 30, 2022 of approximately $269,000, and a decrease in deferred revenue of approximately $194,000.

Investing Activities

Cash provided by investing activities was $3,074,928 for the six months ended June 30, 2023, which consisted of finance income of approximately $430,000, an allowance for loan and lease loss of $229,000, net of receipt of approximately $3,194,000 in minimum rental payments from finance leases, and approximately $82,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

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

Financing Activities

Cash used in financing activities for the six months ended June 30, 2023 was $1,386,521 which was primarily due to cash payments of approximately $542,000 on the loan payable, approximately $592,000 in distributions to limited partners, and provision for credit losses of $246,000.

Cash used in financing activities for the six months ended June 30, 2022 was $4,636,664 which was primarily due to cash payments of approximately $5,836,000 on the loan payable offset by $1,200,000 in cash received from loan payable.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. Beginning as of January 1, 2023, we increased our distribution to 9.5%, paid quarterly at 2.4% of capital contributions. Beginning as of April 1, 2023, we increased our distribution to 24%, paid quarterly at 6% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the six months ended June 30, 2023, we made quarterly cash distributions to our Limited Partners totaling $591,737, and accrued $1,512,712 for distributions due to Limited Partners which resulted in a distribution payable to Limited Partners of $1,512,712 at June 30, 2023. At June 30, 2023, the Partnership declared and accrued a distribution of $15,127, for distributions due to the General Partner which resulted in distributions payable to the General Partner of $70,379 at June 30, 2023. During the six months ended June 30, 2022, we made quarterly cash distributions to our Limited Partners totaling $730. At June 30, 2022, the Partnership did not declare or accrue distributions due to the economic uncertainties from COVID-19. At June 30, 2022, the Partnership had a distribution payable to the General Partner of $49,335.

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

As of June 30, 2023 and December 31, 2022, the Partnership has no unfunded commitment.

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of June 30, 2023, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2023

/s/ Michael Miroshnikov
Michael Miroshnikov
President

