Form 10-K
period 2023-12-31
Arboretum Silverleaf Income Fund, L.P.
filed 2026-03-02
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

The number of outstanding units of limited partnership interests of the registrant on February 27, 2026 was 2,520,653.57.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Arboretum Silverleaf Income Fund, L.P.

Annual Report on Form 10-K for Year Ended December 31, 2023

PART I

As used in this Annual Report on Form 10-K, references to “we,” “us,” “our” or similar terms or references to, “the Partnership” refer to Arboretum Silverleaf Income Fund, L.P.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time, which are subject to the safe harbor created by those sections. Forward-looking statements are those that do not relate solely to historical fact and include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our General Partner and our Investment Manager. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Annual Report on Form 10-K, including the risks described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. In addition, such statements could be affected by risks and uncertainties related to our investment objectives, competition, government regulations and requirements, the ability to sell the Partnership’s assets and collect outstanding finance receivables, as well as general industry and market conditions and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

Item 1. Business.

Our History

We were organized as a Delaware limited partnership on January 14, 2016 and are engaged in a single business segment, the ownership and investment in leased equipment and related financings which includes: (i) purchasing equipment and leasing it to third-party end-users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease, (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration and (v) remarketing and selling other asset inventory that has been reclassified from investment in finance leases. We will terminate no later than December 31, 2040.

The General Partner of the Partnership is ASIF GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager, Arboretum Investment Advisors, LLC (the “Investment Manager”). Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day-to-day activities and operations of the Partnership, pursuant to the terms of the Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership.

Our income, losses and distributions are allocated 99% to the limited partners (the “Limited Partners”) and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. We expected to conduct our activities for at least six years and divide our life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period began on August 11, 2016, and concluded on March 31, 2019. The Operating Period commenced on October 3, 2016 and concluded on October 3, 2021. During the Operating Period, we invested most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Liquidation Period, which commenced on October 4, 2021, is the period in which the portfolio will be liquidated in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. The General Partner extended the Liquidation Period through June 30, 2026.

Our Business

Our principal investment strategy is to invest in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with high in-place value and long, relative to the investment term, economic life and project financings. We expect to achieve our investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end-users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease, (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration and (v) remarketing and selling other asset inventory that has been reclassified from investment in finance leases. From time to time, we may also purchase equipment and sell it directly to our leasing customers.

Our fund operates under a structure in which we pool the capital invested by our Limited Partners. This pool of capital is then used to invest in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. The pooled capital contributions are also used to pay fees and expenses associated with our organization.

Many of our investments are structured as full payout finance or operating equipment leases and loans. In addition, we invest by way of participation agreements and residual sharing agreements where we acquire an interest in a pool of equipment or other assets or rights to the equipment or other assets, at a future date. We also structure investments as project financings that are secured by, among other things, essential use equipment and/or assets. Finally, we use other investment structures, such as vendor and rental programs that our Investment Manager believes will provide us the appropriate level of security, collateralization, and flexibility to optimize our return on investment while protecting against downside risk. In most cases, the structure includes us holding title to or a priority lien position in the equipment or other assets.

We invest in equipment and other assets that are considered essential use or core to a business or operation in the agricultural, energy, environmental, medical, manufacturing, technology, and transportation industries. Our Investment Manager may identify other assets or industries that meet our investment objectives. We expect to invest in equipment, other assets, and project financings located primarily within the United States of America and the European Union but may also make investments in other parts of the world.

The life cycle of our fund is divided into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. Our Offering period commenced on August 11, 2016 and concluded on March 31, 2019. As previously described, we are currently in the Liquidation Period. We have been approved for sale under Blue Sky regulations in 49 states and the District of Columbia. During the Offering Period, the majority of our cash inflows were derived from financing activities and were the direct result of capital contributions from Limited Partners.

During the Operating Period, we made quarterly distributions of cash to our Limited Partners, therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly as 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). Beginning as of June 30, 2017, our distribution rate was 6.5% annually, paid quarterly at 1.625% of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. In 2021, we paid one quarterly distribution at 1.00% of capital contributions, and in 2022 we did not pay any distributions. Beginning as of January 1, 2023, we increased our distribution to 9.5%, paid quarterly at 2.375% of capital contributions. Beginning as of April 1, 2023, we increased our distribution to 24%, paid quarterly at 6% of capital contributions.

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

At December 31, 2023, we had total assets of $9,452,921. Of this amount, $3,542,710 was for various investments: $3,442,636 related to investments in finance leases and $100,074 related to collateralized loan receivables. We also had other assets of $4,497,008. For the year ended December 31, 2023, we had net loss of $1,249,351.

At December 31, 2022, we had total assets of $15,307,787. Of this amount, $10,073,292 was for various investments: $9,804,649 related to investments in finance leases and $268,643 related to collateralized loan receivables. We also had other assets of $5,085,005. For the year ended December 31, 2022, we had net loss of $1,580,761.

At December 31, 2023 and 2022, our investment portfolio consisted of the following transactions:

Infrastructure Equipment

On December 4, 2017, the Partnership entered into a lease facility for $940,000 of railcar movers with a company based in Missouri. The finance lease required 60 monthly payments of $16,468 with the first and last payments due in advance, and an additional final payment of $350,709. In July 2019, the customer (“company”) filed for Chapter 11 bankruptcy. The company exited bankruptcy protection in October 2019. In 2020 the Partnership amended the lease facility and temporarily reduced the monthly payments and increased the final payment to $383,465. The lessee remained current on their monthly payments until May 2022. The lease is secured by a first priority lien against the railcar movers. In June 2022, the Partnership issued a Notice of Default and Demand Notice for this lease facility. In July 2022, the Partnership received $35,000 as part of the termination agreement. The Partnership reclassified this lease to Other Assets and began pursuing multiple options including liquidating and rental options. In July 2023, we agreed with a third party for both units to be placed on a short-term rental. As of December 31, 2023, we collected $20,625 in rental payments, and in 2024 we collected an additional $55,000 in rental payments. In February 2024 and in May 2024, we sold both railcar movers for net cash proceeds of $184,300 and $177,995, respectively. The railcar movers had a net book value of $184,946 and $164,345, respectively, resulting in a net gain of $13,914. As of December 31, 2023 the asset was assessed for impairment, and no impairment was required.

Industrial Dryers Equipment

On May 30, 2019, the Partnership entered into a lease facility for $3,600,000 for industrial dryers based in Kentucky. On May 31, 2019, the Partnership advanced $3,600,000 to a third party to manufacture these assets to be leased under this lease facility. The finance lease required 48 monthly payments of $94,802 with the first and last payments due in advance and commenced on November 1, 2019. On November 18, 2019, the Partnership issued a Notice of Default letter to the customer (“company”), and on November 25, 2019, the Partnership issued a Notice of Lease Commencement and Demand Notice for payment from the company. On December 31, 2019, the company paid $75,000 to the Partnership and entered into a forbearance agreement with the Partnership. In January 2020, a group of three small creditors filed an involuntary bankruptcy petition against the company. As a result, in February 2020, the company filed for Chapter 11 bankruptcy. The lease is secured by a first priority lien against the industrial dryers. On July 20, 2020, the Partnership obtained a stay relief order from the bankruptcy court and on August 6, 2020, the Partnership entered into a settlement agreement and mutual release with the equipment manufacturer and moved the equipment to its own location. The Partnership has been actively remarketing the equipment and is currently in contact with prospective buyers. The Partnership expected to receive the carrying value for this equipment, but during the fourth quarter of 2020, due to the continued impact of COVID-19 and based on discussions with third parties, the Partnership reassessed this asset and decided to record an impairment on this asset. In 2020, the Partnership reclassified this lease to Other Assets and recorded an impairment on this asset of $751,685. In 2022 the Partnership recorded an additional impairment of $625,000 on this asset. As of December 31, 2023, the net book value of this asset is $2,497,297.

Welding System Equipment

On August 23, 2019, the Partnership entered into and funded a lease facility for $3,000,000 for a welding system based in Louisiana. The finance lease requires 60 monthly payments of $62,900 and a final payment of $300,000 with the first and last payments due in advance and commenced on September 1, 2019. On March 12, 2021, the Partnership entered into another lease facility of $975,000 with the same borrower. On March 12, 2021 and on April 27, 2021, the Partnership funded $750,000 and $225,000, respectively for this facility. The finance lease requires 42 monthly payments of $29,120. The lease is secured by a first priority lien against the welding system. As of December 31, 2024, all lease payments had been made for both leases and the leases matured.

LED Lighting Equipment

On September 20, 2019, the Partnership entered into a lease facility for $865,084 for LED lighting based in Texas. On September 26, 2019, the Partnership advanced $865,084 under this lease facility. The finance lease requires 60 monthly payments of $19,472, with the first payment due in advance and commenced on September 25, 2019. The lease is secured by a first priority lien against the LED lighting. In December 2023, the Partnership sent the lessee a Notice of Default and Demand Letter stating that multiple Events of Default have occurred and demanded they pay $231,537 as payment in full for this lease. As of December 31, 2023, the Partnership reclassified this lease (with a net book value of $222,133) to Other Assets and recorded a credit loss expense on this finance lease of $44,427. As of December 31, 2023, the net book value of this asset is $177,707. During the year ended December 31, 2024, the Partnership received 12 monthly payments of $1,399 totaling $16,791. In April 2024, the Partnership filed a complaint against the lessee which the lessee failed to answer. In March 2025, the Partnership filed a Motion for Default which was granted in June 2025.

Capital Improvements

On October 21, 2019, the Partnership entered into a lease facility for $1,137,340 for capital improvements, specifically key structural, mechanical, and electrical related equipment, based in Ohio. On October 22, 2019, the Partnership advanced $1,137,340 under this lease facility. The finance lease required 48 monthly payments of $29,483. As of December 31, 2023, all lease payments had been made and the lease matured.

Fish Processing Equipment

On November 26, 2019, the Partnership entered into a lease facility for $1,230,754 for fish processing equipment based in Alaska. On November 26, 2019, the Partnership advanced $1,107,679 under this lease facility. On March 25, 2020, the Partnership advanced the remaining $123,075 under this lease facility. The finance lease requires 55 monthly payments of $29,218 and a final payment of $184,613, with first month due in advance and commenced on April 1, 2020. The lease is secured by a first priority lien against the fish processing equipment. On October 7, 2020, the Partnership terminated the lease facility for fish processing equipment. The Partnership pursued multiple options for liquidating the equipment including working with the landlord of the current processing facility to market the facility to new operators as a turnkey operation and working with the equipment manufacturer to identify interested purchasers in the surrounding region that would then transport the equipment to an alternate facility. In 2020, the Partnership reclassified this lease to Other Assets and recorded an impairment on this finance lease of $430,836. In 2021, the Partnership recorded another impairment of $400,000. In 2022 the Partnership recorded an additional impairment of $250,000. As of December 31, 2023, the Partnership recorded an additional $150,000 impairment on this asset, fully writing it off to a carrying value of $0.

Furniture and Kitchen Equipment

On December 5, 2019, the Partnership entered into a lease facility for $1,144,933 for furniture, fixtures, equipment, and vehicles based in Michigan. On December 6, 2019, the Partnership advanced $1,144,933 under this lease facility. The finance lease required 3 monthly payments of $16,987 and 39 monthly payments of $35,465, with the last payment due in advance. In April 2020, the lease facility was amended to reduce the payments starting in April 2020 to 5 monthly payments of $2,371, 1 monthly payment of $4,000, 8 monthly payments of $3,794, followed by 33 monthly payments of $45,325. In January 2022, the lease facility was amended to reduce the payments starting in January 2022 to 3 payments of $4,739, 6 payments of $14,494, 6 payments of $28,987, and a final payment of $1,379,642 due on April 1, 2023. The lease is secured by a first priority lien against the furniture, fixtures, equipment, and vehicles. In April 2022, the Partnership received notice of a court order stating that a Receiver was appointed over all the real and personal property, and, therefore, the Partnership reclassified the lease to Other Assets. The Partnership pursued multiple options for liquidating the equipment including working with the Receiver and with a third party to help in remarketing the equipment. In July 2022, the Receiver agreed to resume making payments for the lessee at the rate in the most recent amendment and commencing from the date the Receiver was appointed. In July 2022, the Partnership received a payment of $62,714. Beginning in September 2022, the Receiver began making monthly payments of $28,987, and those payments were received through November 2024. Additionally in 2022, the Partnership sold a portion of the equipment for net cash proceeds of $72,508 and in 2023 the Partnership sold some equipment for net cash proceeds of $103,739 (with a net book value of $210,248). The Partnership has also commenced litigation against the two personal guarantors on the transaction. As of December 31, 2023, the Partnership recorded an impairment of $68,499 on these assets resulting in a net book value of $616,487 as of December 31, 2023. In 2024, the Partnership received 13 payments of $28,987 totaling $376,837. In May 2025, the Partnership executed a Purchase and Sale Agreement with a third party to buyout the equipment for $240,625, and in August 2025, the Partnership received the buyout payment of $240,625.

Telecommunication Equipment

On January 23, 2020, the Partnership entered into a finance lease for $3,720,970 of telecommunication equipment based in Illinois. On January 23, 2020, the Partnership advanced $3,192,259 as equipment lease schedule 1 (“Schedule 1”), and $528,711 as equipment lease schedule 2 (“Schedule 2”) under this finance lease. The Schedule 1 lease required 42 monthly payments of $93,302, and Schedule 2 lease required 42 monthly payments of $15,453. During the year ended December 31, 2020, the Partnership temporarily reduced the monthly payments of both lease schedules. The lease was secured by a first priority lien against the telecommunication equipment. In 2020, the Partnership reclassified this lease to Other Assets and recorded an impairment on this finance lease of $366,991. In March 2021, the Partnership entered into a settlement agreement with the lessee for $2,645,000, whereby on March 31, 2021, the Partnership received total cash proceeds of $2,000,000, and the remaining $645,000 was to be paid in 48 equal monthly payments of $13,437 commencing on April 1, 2022. The Partnership received the April 2022 – September 2023 monthly payments of $13,437. In late 2023, the Partnership settled with the lessee for a final payment of $75,000. In 2023, the Partnership reclassified this lease to Other Assets and recorded a bad debt expense on this finance lease of $196,860 and as of December 31, 2023, the Partnership recorded an impairment of $131,265 resulting in a reduction of the equipment’s net book value to $88,438 as of December 31, 2023. In March 2024, the Partnership received one payment of $13,438 and in November 2024, the Partnership received a final settlement payment of $75,000, which satisfied the remaining obligation in full.

Collateralized Loans Receivable

On June 1, 2021, the Partnership issued a promissory note for $357,166 for micro-needling machines to a borrower based in New York. The note accrues interest at a rate of 11.5% per annum and matures 35 months after date of funding. The borrower will make 35 monthly payments of $11,946, commencing in June 2021. The notes are secured by a first priority lien against the micro-needling machines. As of December 31, 2024, all loan payments had been made and the loan has been paid in full.

Infrastructure Equipment

From March 26, 2020 through September 22, 2020, the Partnership funded an aggregate total of $2,450,480 across seven lease schedules for infrastructure equipment based in Pennsylvania. The first finance lease schedule required 60 monthly payments of $18,548 and commenced on August 1, 2020. The second schedule required 48 monthly payments of $15,823 and commenced on August 1, 2020. The third schedule required 48 monthly payments of $4,054 and commenced on May 1, 2020. The fourth schedule required 60 monthly payments of $484 and commenced on August 1, 2020. The fifth schedule required 60 monthly payments of $5,277 and commenced on September 1, 2020. The sixth schedule required 60 monthly payments of $9,522 and commenced on October 1, 2020. The seventh schedule required 60 monthly payments of $4,081 and commenced on October 1, 2020. The lease schedules were secured by a first priority lien against the infrastructure equipment. In December 2021, the lessee defaulted on the lease facility for infrastructure equipment. The Partnership pursued multiple options for liquidating the equipment including working with a third party to help remarket the equipment. In 2021, the Partnership reclassified this lease to Other Assets. In 2022, the Partnership sold 37 vehicles for total net cash proceeds of $1,169,781. These vehicles had a net book value of $1,113,656 resulting in a gain of $56,125. In February 2022, the Partnership sold a portion of the equipment, via a finance lease, for total monthly rental payments of $168,803. The equipment had a net book value of $166,950 resulting in additional finance income of $1,853 over the life of the lease. The finance lease required 24 monthly payments of $7,033 and commenced on March 1, 2022.   In 2023, the Partnership sold 5 vehicles for total net cash proceeds of $136,121. These vehicles had a net book value of $165,278 resulting in a loss of $29,157. Furthermore, the Partnership sold a portion of the equipment, via a finance lease, for total monthly rental payments of $38,000. The finance lease required 12 monthly payments of $3,167 and commenced on February 1, 2023. The vehicle had a net book value of $32,861 resulting in a gain of $5,139. Subsequently, the Partnership sold a portion of the equipment, via a finance lease, for total monthly rental payments of $58,000. The finance lease required 12 monthly payments of $4,833 and commenced on July 18, 2023. The vehicles had a net book value of $56,711 resulting in a gain of $1,289. In April 2024, the Partnership was notified that the lessee was forced into bankruptcy by various creditors. In June 2024, the Partnership signed a settlement agreement for $50,000 as payment in full, and in July 2024, the Partnership received the $50,000 payment. As of December 31, 2023, the Partnership recorded an impairment of $255,217 resulting in a net book value of $50,000 as of December 31, 2023.

Collateralized Loans Receivable

On May 7, 2020, the Partnership issued a promissory note for $160,156 for shot peening machines to a borrower based in New York. The note accrues interest at a rate of 14% per annum and matures 58 months after date of funding. The borrower will make 58 monthly payments of $3,808, commencing in June 2020. The note is secured by a first priority lien against the shot peening machines.

Infrastructure Equipment

On August 28, 2020, the Partnership funded a finance lease for $954,498 for infrastructure equipment based in North Carolina. The finance lease required 60 monthly payments of $21,498 and commenced on October 1, 2020. This lease was paid off in April 2023 for net cash proceeds of $600,971. The lease had a net book value of $539,647, resulting in a gain of $61,324 which is included in Finance Income in the statements of operations.

On March 22, 2021, the Partnership funded $2,218,258 for a lease facility for glass manufacturing equipment with a company based in Kentucky. The finance lease requires 36 monthly payments of $70,912. The lease is secured by a first priority lien against the glass manufacturing equipment. As of December 31, 2024, all lease payments had been made and the lease matured.

On June 8, 2021, the Partnership funded a finance lease for $2,916,447 for infrastructure equipment based in Missouri. The finance lease requires 36 monthly payments of $94,863 and commenced in June 2021. As of December 31, 2023, the monthly payments have been reduced to $91,845 due to small portions of the equipment being sold, but the term of the lease is unchanged. The lease is secured by a first priority lien against the infrastructure equipment. As of December 31, 2024, all lease payments had been made and the lease matured.

Financial Services

On September 22, 2021, the Partnership purchased a portfolio of transactions for $4,015,979 consisting of 73 equipment finance agreements. The Partnership will collect 58 monthly payments of various amounts beginning October 1, 2021. As part of the purchase, a third-party will service these various agreements on a monthly basis and remit a monthly payment to the Partnership. In October 2022 and throughout 2023, some of the finance agreements were past due and the servicer of the portfolio requested that the Partnership take over servicing of the defaulted agreements, including repossessing and remarketing the equipment as necessary. In 2023, the Partnership reclassed to Other Assets the agreements that were past due. In July 2024, the Partnership engaged a third-party remarketer to take over collections and/or to repossess and remarket any equipment subject to the past due agreements. As of December 31, 2023, the Partnership recorded an impairment of $75,506 resulting in a net book value of $302,024 as of December 31, 2023.

Furniture and Fixtures

On September 30, 2021, the Partnership entered into a finance lease for $1,101,900 for a pallet racking system in California. On September 30, 2021, the Partnership advanced $550,950, on November 16, 2021, the Partnership funded $259,225, and on February 9, 2022, the Partnership funded the remaining $291,725 for the equipment. The finance lease requires 48 monthly payments of $28,221 and commenced on March 1, 2022. The lease is secured by a first priority lien against the furniture and fixtures. As of February 27, 2026, all lease payments had been made and the lease matured.

Segment Information

We are engaged in a single business segment, the ownership and investment in leased equipment, which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease; (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration and (v) remarketing and selling other asset inventory that has been reclassified from investment in finance leases. From time to time, we may also purchase equipment and sell it directly to our leasing customers.

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

Financial Information Regarding Geographic Areas

We have long-lived assets, which can include finance leases and operating leases, and we generate all our revenues in geographic areas in the United States of America. For additional information, refer to Part II. Item 8. Financial Statement and Supplementary Data, Note 12 Geographic Information in the notes to our financial statements included in this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Partnership has implemented a cybersecurity risk management program designed to protect its information systems and sensitive data from cybersecurity threats. The Partnership’s cybersecurity processes are integrated into its overall risk management system to identify, assess, and manage material risks. The program is continually assessed and updated to address evolving threats.

This management process includes oversight of third-party assessors and service providers, as well as integration into the fund’s overall risk management system.

As of the report date, the Partnership has not identified any material cybersecurity risks to its business strategy, operations, or financial condition. However, the fund acknowledges the potential for future incidents due to the dynamic nature of cyber threats.

Cybersecurity Governance

Cybersecurity risk management is overseen by management. Management is responsible for assessing and managing risks and implementing policies.

Item 2. Properties.

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings.

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Units are not publicly traded, and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at February 27, 2026
General Partner	1
Limited Partners	640

We pay, at the sole discretion of our Investment Manager and contingent upon the availability of funds, quarterly cash distributions to each Limited Partner computed at 1.5% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution. During the year ended December 31, 2023, we made quarterly cash distributions to our Limited Partners totaling approximately $3,617,000. During the year ended December 31, 2022, we didn’t make a cash distributions to our Limited Partners. During the years ended December 31, 2023 and 2022, we declared and accrued distributions payable of $4,652,798 and $0, respectively, for our Limited Partners. Of these amounts, $1,035,979 and $0 remained payable and outstanding at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022 we declared and accrued distributions of $46,528 and $0, respectively, for distributions to our General Partner. Distributions payable to our General Partner totaled $95,863 and $49,335, respectively, at December 31, 2023 and 2022.

We are required pursuant to Financial Industry Regulatory Authority, Inc. (“FINRA”) Rule 2310(b)(5) to disclose in each annual report distributed to our Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is $4.37 per Unit at December 31, 2023. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this estimated value. There is no significant public trading market for our Units at this time and none is expected to develop. There can be no assurance that Limited Partners could receive $4.37 per Unit if such a market did exist and they sold their Units, or that they will be able to receive such amount for their Units in the future. At December 31, 2023, we were in our Liquidation Period which began on October 4, 2021. Our Operating Period began on October 3, 2016 and concluded on October 3, 2021. Our Offering Period began on August 11, 2016 and concluded on March 31, 2019.

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

The redemption price we offer to repurchase our Units utilizes a different valuation methodology than that which we use to determine the current value of our Units for ERISA and FINRA purposes described above. Therefore, the $4.37 per Unit does not reflect the amount that a Limited Partner should expect to receive under our redemption plan. In addition, there can be no assurance that a Limited Partner will be able to redeem their Units under our redemption plan. A Limited Partner may not redeem their Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by any of our Limited Partners.

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

Overview

We are a Delaware limited partnership formed on January 14, 2016. Our fund operates under a structure which pools the capital invested by our partners. This pool of capital is then used to invest in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The pooled capital contributions are also used to pay fees and expenses associated with our organization.

Our principal investment strategy is to invest in business-essential, revenue-producing (or cost-savings) equipment with high in-place value and long, relative to the investment term, economic life and project financings. We expect to achieve our investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease; (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration and (v) remarketing and selling other asset inventory that has been reclassified from investment in finance leases. From time to time, we may also purchase equipment and sell it directly to our leasing customers.

Many of our investments were structured as full payout finance leases or operating leases. Full payout finance leases generally are leases under which the rent over the initial term of the lease will return our invested capital plus an appropriate return without consideration of the residual value, and where the lessee may acquire the equipment or other assets at the expiration of the lease term. Operating leases generally are leases under which the aggregate non-cancelable rental payments during the original term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment or other assets leased under the lease. The Partnership did not have any operating leases as of December 31, 2023 and 2022.

We invested by way of loans, participation agreements and residual sharing agreements where we would acquire an interest in a pool of equipment or other assets, or rights to the equipment or other assets, at a future date. We also structured investments as project financings that are secured by, among other things, essential use equipment and/or assets. Finally, we may use other investment structures that our Investment Manager believes will provide us with the appropriate level of security, collateralization, and flexibility to optimize our return on our investment while protecting against downside risk, such as vendor and rental programs. In many cases, the structure will include us holding title to or a priority or controlling position in the equipment or other asset.

We invested in equipment and other assets that are considered essential use or core to a business or operation in the agricultural, energy, environmental, medical, manufacturing, technology, and transportation industries. Our Investment Manager may identify other assets or industries that meet our investment objectives. We invested in equipment, other assets and project financings located primarily within the United States of America and the European Union but may also make investments in other parts of the world.

We are currently in the Liquidation Period. The Operating Period concluded on October 3, 2021. The Offering Period concluded on March 31, 2019. During the Operating Period, we invested most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and concluded on October 3, 2021. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded an immaterial capital reserve. The Liquidation Period, which began on October 4, 2021, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. The General Partner extended the Liquidation Period through June 30, 2026.

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

During our Operating Period and our Liquidation Period, our Investment Manager receives a management fee in an amount equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. Effective January 1, 2023, the Investment Manager reduced the management fee from $62,500 per month ($750,000 per annum) to $50,000 per month ($600,000 per annum). Effective January 1, 2024, the Investment Manager reduced the management fee from $50,000 per month ($600,000 per annum) to $35,000 per month ($420,000 per annum). Effective January 1, 2025, the Investment Manager reduced the management fee from $35,000 per month ($420,000 per annum) to approximately $16,140 per month (approximately $193,700 per annum) which will be used to offset the Partnership’s due from its Investment Manager balance and the General Partner’s deficit capital balance.

Our General Partner will initially receive 1% of all distributed distributable cash. Our General Partner has a Promotional Interest in us equal to 20% of all distributable cash after we have provided a return to our Limited Partners of their respective capital contributions plus an 8% per annum, compounded annually, cumulative return on their capital contributions.

Current Business Environment, Industry Trends and Outlook

According to the Equipment Leasing and Finance Foundation’s “2025 Equipment Leasing and Financing U.S. Economic Outlook” the U.S. economy is on uneven footing. While business-friendly tax and regulatory policy are tailwinds, consumer spending has slowed and job growth has been driven almost exclusively by healthcare, leisure and hospitality, and state and local government. Meanwhile, the Fed has been hesitant to cut rates due to worries of tariff-induced inflation later this year. With uncertainty elevated and aggregate demand softening, only modest economic growth is expected in 2025. Equipment and software investment started off 2025 with a bang, growing by nearly 22% (annualized). However, the robust expansion, which was heavily concentrated in the technology and medical sectors, was fueled by efforts to front-load purchases to avoid new tariffs. Investment growth likely slowed markedly in Q2, but if the Fed cuts rates in Q3 and Q4 as anticipated, it could provide a modest boost to investment later this year. The equipment finance industry should benefit from the recent passage of the One Big Beautiful Bill Act in multiple ways, including a permanent return to 100% expensing and EBITDA-based interest deduction, as well as a permanent 20% deduction for qualified business income for pass-through businesses. However, the accelerated phaseout for clean energy tax incentives will likely reduce investment in some verticals. Over the next six months the Foundation expects the following trends to materialize on a year-over-year basis: Agriculture machinery investment growth is likely to remain negative. Construction machinery investment growth is likely to remain in negative territory. Energy and electrical equipment investment growth should strengthen. Industrial equipment investment growth should strengthen. Medical equipment investment growth is expected to moderate. Technology equipment and software investment growth may soften but should remain positive. Transportation equipment investment growth should improve.

Recent Significant Transactions

Infrastructure Equipment

On August 28, 2020, the Partnership funded a finance lease for $954,498 for infrastructure equipment based in North Carolina. The finance lease required 60 monthly payments of $21,498 and commenced on October 1, 2020. This lease was paid off in April 2023 for net cash proceeds of $600,971. The lease had a net book value of $539,647, resulting in a gain of $61,324 which is included in Finance Income in the statements of operations.

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

From January 2023 to December 2023, in connection with a lease facility agreement that was funded between March 26, 2020 through September 22, 2020 that was later reclassified to Other Assets, the Partnership sold some equipment for total net cash proceeds of $136,121. The equipment had a net book value of $165,278 resulting in a loss of $29,157. Furthermore, the Partnership sold an additional portion of the equipment, via a finance lease, for total monthly rental payments of $38,000, which is equivalent to the net book value. The finance lease required 12 monthly payments of $3,167 and commenced on February 1, 2023.  Lastly, the Partnership sold an additional portion of the equipment, via a finance lease, for total monthly rental payments of $58,000. The equipment had a net book value of $56,711 resulting in a gain of $1,289. The finance lease required 12 monthly payments of $4,833 and commenced on July 18, 2023.

From January 2023 to December 2023, in connection with a lease facility agreement entered into on December 5, 2019 that was later reclassified to Other Assets, the Partnership received $393,613 from the sale of assets and from a pre-existing payment schedule.

Critical Accounting Estimates

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates will primarily include the determination of the allowance for credit losses on notes and leases receivable, determination of estimated fair value of repossessed assets and how impairments are recognized on other assets and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, which is determined at lease inception, based upon the terms of each lease, or when there are significant changes to the lease terms. During the years ended December 31, 2023 and 2022, our leases were primarily financing sales-type leases. We capitalize initial direct costs associated with the origination and funding of lease assets. Initial direct costs include both internal costs (e.g., labor and overhead), if any, and external broker fees incurred with the lease origination. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense. For a finance lease, initial direct costs are capitalized and amortized over the lease term using the effective interest rate method. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

Long-lived Asset Impairments

The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value which represents the assets estimated fair value less estimated costs to sell such assets. Impairment loss for long-lived assets was recorded in the amount of $953,145 and $875,000 for the years ended December 31, 2023 and 2022, respectively.

Collateralized Loans Receivable, net

Collateralized loans receivable are reported in our balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased notes and loans. Costs to originate notes, if any, are reported as a component of other assets in our balance sheets. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Collateralized loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Finance Lease Receivables and Allowance for Loan and Lease Accounts

In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for credit losses related to lease, notes and loan receivables, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral (as applicable). The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for credit losses on lease, notes and loan receivables. Receivables are written off when the Investment Manager determines they are uncollectible and all collection efforts have been exhausted. At December 31, 2023, an allowance for credit losses on lease, notes and loan receivables was deemed necessary, in the opinion of the Investment Manager, and an allowance of $82,000 was recorded. At December 31, 2022, an allowance for credit losses on lease, notes and loan receivables is not provided since, in the opinion of the Investment Manager, all accounts recorded were deemed collectible. The Partnership adopted Accounting Standards Codification (“ASC”) Financial Instruments – Credit Losses (Topic 326) (“ASC 326”) using the modified retrospective approach for all financial assets measured at amortized cost (finance leases and loans). Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The Partnership measures the Allowance for Credit Losses (“ACL”) on a pooled basis, as all receivables are considered to share similar risk characteristics. The ACL is estimated using a weighted average remaining maturity (“WARM”) methodology, which applies the Partnership’s historical loss experience to the expected remaining contractual life of the pooled receivable portfolio, adjusted for anticipated prepayments when applicable. The model reflects expected lifetime credit losses based on historical data, current conditions, and reasonable and supportable forecasts. In addition to the quantitative model output, management incorporates qualitative adjustments to capture credit risks and environmental factors not fully reflected in historical loss rates. For the current period, qualitative factors considered include:

● Changes in local economic and business conditions, including increased business stability as U.S. public health conditions have improved, contributing to stronger economic activity;

● Changes in the volume and severity of past due loans; and

● Macroeconomic indicators, including a rise in unemployment.

Based on these factors, management applied a 0.25% qualitative adjustment to the pooled receivables portfolio to reflect both current conditions as well as reasonable and supportable forecasts. The combination of the WARM model results and qualitative adjustments represents management’s best estimate of lifetime expected credit losses for the pooled receivables portfolio.

Business Overview

Our Offering Period commenced on August 11, 2016 and concluded on March 31, 2019. We have been approved for sale under Blue Sky regulations in 49 states and the District of Columbia. During the Offering Period, the majority of our cash inflows were derived from financing activities and were the direct result of capital contributions from Limited Partners.

During our Operating Period, which began on October 3, 2016 and concluded on October 3, 2021, we used the majority of our net offering proceeds from Limited Partner capital contributions to acquire our initial investments. As our investments matured, we reinvested the cash proceeds in additional investments in leased equipment and financing transactions, to the extent that the cash was not needed for expenses, reserves and distributions to our Limited Partners. During the Operating Period, the majority of our cash outflows were from investing activities as we acquired additional investments and to a lesser extent from financing activities from our paying quarterly distributions to our Limited Partners.

Results of Operations for the Years Ended December 31, 2023 and 2022

We are currently in our Liquidation Period. The Offering Period was declared effective by the SEC on August 11, 2016, and concluded on March 31, 2019. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and concluded on October 3, 2021. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded an immaterial capital reserve. The Liquidation Period, which began on October 4, 2021, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. The General Partner extended the Liquidation Period through June 30, 2026. Through December 31, 2023, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

The Operating Period is defined as the period in which we invest the net proceeds from the Offering Period into business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we paid substantial cash outflows from investing activities as we acquired leased and financed equipment.

Our revenue for the years ended December 31, 2023 and 2022 are summarized as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenue:
Finance income	$699,512	$1,238,947
Interest income	20,479	66,881
Total Revenue	$719,991	$1,305,828
Impairment and change in allowance for credit losses	(789,145)	(875,000)
Revenue, net	$(69,154)	$430,828

For the year ended December 31, 2023, we received monthly lease payments of approximately $5,875,000 and recognized $699,512 in finance income from 13 finance leases. We also recognized $20,479 in interest income from collateralized loans receivable during the same period. We also incurred impairment on other assets and change in allowance for credit losses of $789,145 during the year ended December 31, 2023.

For the year ended December 31, 2022, we received monthly lease payments of approximately $7,807,000 and recognized $1,238,947 in finance income from 20 finance leases. We also recognized $66,881 in interest income from collateralized loans receivable during the same period. We also incurred impairment on other assets of $875,000 during the year ended December 31, 2022.

Our expenses for the years ended December 31, 2023 and 2022 are summarized as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Expenses:
Management fees — Investment Manager	$600,000	$750,000
Interest Expense	1,264	281,523
Professional fees	429,508	801,702
Administration expense	132,447	171,249
Other expenses	16,978	7,115
Total Expenses	$1,180,197	$2,011,589

For the year ended December 31, 2023, we incurred $1,180,197 in total expenses. We paid $600,000 in management fees to our Investment Manager during the year ended December 31, 2023. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $50,000 per month. We recognized $132,447 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred interest expense of $1,264 related to our loan payable. Lastly, we incurred $429,508 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services.

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

Net Loss

We reported a net loss for the year ended December 31, 2023 of $1,249,351 as compared to a net loss of $1,580,761 for the year ended December 31, 2022.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash provided by (used in):
Operating activities	$249,335	$811,104
Investing activities	$5,179,981	$6,778,837
Financing activities	$(4,165,603)	$(7,635,131)

Sources of Liquidity

We are currently in our Liquidation Period. A substantial portion of our cash inflows are from finance leases/interest income and from sales of other assets, and a substantial portion of our cash outflows are for operating and administrative expenses. We believe that net cash inflows will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our Limited Partners, general and administrative expenses and fees paid to our Investment Manager.

Operating Activities

Cash provided by operating activities for the year ended December 31, 2023 was $249,335 and was primarily driven by the following factors: impairment and change in allowance for credit losses of $789,145 and an increase in other assets of approximately $903,000. Offsetting these fluctuations was a net loss for the year ended December 31, 2023 of approximately $1,249,351, a decrease in deferred revenue of approximately $70,000, and a decrease in accounts payable and accrued liabilities of approximately $94,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions.

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

Investing Activities

Cash provided by investing activities was $5,179,981 for the year ended December 31, 2023, which consisted of approximately $700,000 in finance income, net of receipt of approximately $5,875,000 in minimum rental payments from finance leases, and approximately $169,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

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

Financing Activities

Cash used in financing activities for the year ended December 31, 2023 was $4,165,603 and was primarily due to payments of approximately $542,000 on the loan payable, and distribution payments of approximately $3,617,000 to limited partners.

Cash used in financing activities for the year ended December 31, 2022 was $7,635,131 and was primarily due to cash received from loan payable of $2,050,000, offset by payments of approximately $9,647,000 on the loan payable.

Distributions

During our Operating Period, we paid cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Beginning as of June 30, 2017, our distribution rate was 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. In 2021 we paid one quarterly distribution at 1.00% of capital contributions, and in 2022 we did not pay any distributions. Beginning as of January 1, 2023, we increased our distribution to 9.5%, paid quarterly at 2.375% of capital contributions. Beginning as of April 1, 2023, we increased our distribution to 24%, paid quarterly at 6% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the year ended December 31, 2023, we made quarterly cash distributions to our Limited Partners totaling $3,616,819. During the year ended December 31, 2022, we didn’t make a cash distributions to our Limited Partners. During the years ended December 31, 2023 and 2022, we declared and accrued distributions payable of $4,652,798 and $0, respectively, for our Limited Partners. Of these amounts, $1,035,979 and $0 remained payable and outstanding at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022 we declared and accrued distributions of $46,528 and $0, respectively, for distributions to our General Partner. Distributions payable to our General Partner totaled $95,863 and $49,335, respectively, at December 31, 2023 and 2022.

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

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Arboretum Silverleaf Income Fund, L.P.

Opinion on the 2023 Financial Statements

We have audited the accompanying balance sheet of Arboretum Silverleaf Income Fund, L.P. (the “Partnership”) as of December 31, 2023, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Prior Period Financial Statements

The financial statements of the Partnership as of and for the year ended December 31, 2022 were audited by other auditors whose report dated March 31, 2023, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Partnership Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan and Lease Losses

Critical Audit Matter Description

As described in Note 2 to the financial statements, the allowance for loan and lease losses represents management’s estimate of current expected credit losses in the Partnership’s loan and lease portfolio. The Partnership measures the estimate using a methodology, which applies the Partnership’s historical loss experience to the expected remaining contractual life of the pooled receivables portfolio, adjusted for anticipated prepayments, when applicable. The estimation model reflects expected lifetime credit losses based on historical data, current conditions and forecasts. In addition to the quantitative model output, management incorporates qualitative adjustments to capture credit risks and environmental factors not fully reflected in historical loss rates.

The determination of the qualitative adjustments involves a higher degree of management subjectivity, and includes factors such as concentrations, volume and severity of delinquencies, lease or loan modifications, economic conditions and the amount of loss in the event of default.

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

How the Critical Audit Matter was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, testing management’s process for estimating the allowance for loan and lease losses, testing the completeness and accuracy of certain data used in the allowance for loan and lease losses, and evaluating the reasonableness of significant assumptions and judgments used by management to estimate the qualitative component of the allowance for loan and lease losses including those judgments related to the impact of concentrations, economic conditions and other considerations.

Impairment of Long-Lived Assets

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

How the Critical Audit Matter was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, testing management’s process for estimating the long-lived asset impairment (including their use of a third party valuation specialist), evaluating the appropriateness of the methodology with the involvement of our internal valuation specialists, testing the completeness and accuracy of certain data used in the long-lived asset impairments, and evaluating the reasonableness of significant assumptions and judgments used by management related to the impact of concentrations, economic conditions and other considerations.

/s/ Berkowitz Pollack Brant Advisors + CPAs

We have served as the Partnership’s auditor since 2025.

Miami, Florida

February 27, 2026

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Balance Sheets

	December 31,	December 31,
	2023	2022

Assets

Cash and cash equivalents	$1,413,203	$149,490
Investments in finance leases, net of allowance for credit losses of $82,000 and $0, respectively	3,442,636	9,804,649
Collateralized loans receivable, including accrued interest of $1,019 and $2,625, respectively	100,074	268,643
Other assets	4,497,008	5,085,005
Total Assets	$9,452,921	$15,307,787

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$216,839	$310,399
Loan payable, including accrued interest of $0 and $5,431, respectively	-	547,875
Distributions payable to Limited Partners	1,035,979	-
Distributions payable to General Partner	95,863	49,335
Security deposit payable	75,000	100,000
Deferred revenue	526,677	596,598
Total Liabilities	1,950,358	1,604,207

Partners’ Equity (Deficit):
Limited Partners	7,655,028	13,797,023
General Partner	(152,465)	(93,443)
Total Equity	7,502,563	13,703,580
Total Liabilities and Partners’ Equity	$9,452,921	$15,307,787

The accompanying notes are an integral part of these financial statements.

Arboretum Silverleaf Income Fund, L.P.

Statements of Operations

For The Years Ended December 31, 2023 and 2022

	For The Year Ended	For The Year Ended
	December 31, 2023	December 31, 2022
Revenue
Finance income	$699,512	$1,238,947
Interest income	20,479	66,881
Total Revenue	719,991	1,305,828
Impairment and change in allowance for credit losses	(789,145)	(875,000)
Revenue, net	(69,154)	430,828

Expenses
Management fees - Investment Manager	600,000	750,000
Interest expense	1,264	281,523
Professional fees	429,508	801,702
Administration expense	132,447	171,249
Other expenses	16,978	7,115
Total Expenses	1,180,197	2,011,589
Net loss	$(1,249,351)	$(1,580,761)

Net loss attributable to the Partnership
Limited Partners	$(1,236,857)	$(1,564,953)
General Partner	(12,494)	(15,808)
Net loss attributable to the Partnership	$(1,249,351)	$(1,580,761)

Weighted average number of limited partnership interests outstanding	2,521,050.83	2,526,051.55

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.49)	$(0.62)

The accompanying notes are an integral part of these financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Statements of Changes in Partners’ Equity (Deficit)

For The Years Ended December 31, 2023 and 2022

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2022	2,526,916.73	$15,322,084	$(77,635)	$15,399,719

Net loss	-	(1,580,761)	(15,808)	(1,564,953)
Distributions to partners	-	(217)	-	(217)
Redemption	(5,263.16)	(37,526)	-	(37,526)

Balance, December 31, 2022	2,521,653.57	$13,703,580	$(93,443)	$13,797,023

Adoption of accounting standard (1)	-	(246,000)	-	(246,000)
Net loss	-	(1,249,351)	(12,494)	(1,236,857)
Distributions to partners	-	(4,699,326)	(46,528)	(4,652,798)
Redemption	(1,000.00)	(6,340)	-	(6,340)

Balance, December 31, 2023	2,520,653.57	$7,502,563	$(152,465)	$7,655,028

(1)	Reflects the adoption of the FASB guidance as referenced in Note 2

The accompanying notes are an integral part of these financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Statements of Cash Flows

	For The Year Ended	For The Year Ended
	December 31, 2023	December 31, 2022

Cash flows from operating activities:
Net loss	$(1,249,351)	$(1,580,761)

Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment and change in allowance for credit losses	789,145	875,000
Change in operating assets and liabilities:
Other assets	903,453	1,705,394
Accounts payable and accrued liabilities	(93,560)	73,741
Accrued interest on loan payable	(5,431)	(44,041)
Security deposit payable	(25,000)	(24,391)
Deferred revenue	(69,921)	(193,838)
Net cash provided by operating activities	249,335	811,104

Cash flows from investing activities:
Change in leases, net	5,011,412	6,076,515
Collateralized loans receivables, net of amortization, prepayments and satisfactions	168,569	702,322
Net cash provided by investing activities	5,179,981	6,778,837

Cash flows from financing activities:
Cash received from loan payable	-	2,050,000
Repayments of loan payable	(542,444)	(9,647,388)
Cash paid for Limited Partner distributions	(3,616,819)	(217)
Cash paid for Limited Partner redemptions	(6,340)	(37,526)
Net cash used in financing activities	(4,165,603)	(7,635,131)

Net increase (decrease) in cash and cash equivalents	1,263,713	(45,190)
Cash and cash equivalents, beginning of year	149,490	194,680
Cash and cash equivalents, end of year	$1,413,203	$149,490

Supplemental disclosure of other cash flow information:
Cash paid for interest	$6,695	$325,565
Supplemental disclosure of non-cash investing and financing activities:
Distributions payable to General Partner	$46,528	$-
Distributions payable to Limited Partners	$1,035,979	$-
Reclassification of investment in finance lease to other assets	$1,200,601	$1,867,840
Reclassification of other assets to investment in finance leases	$96,000	$-
Adoption of CECL	$(246,000)	$-

The accompanying notes are an integral part of these financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

For the Years Ended December 31, 2023 and 2022

1. Organization and Nature of Operations.

Organization — Arboretum Silverleaf Income Fund, L.P. (the “Partnership”) was formed on January 14, 2016, as a Delaware limited partnership. The Partnership is engaged in a single business segment, the ownership and investment in leased equipment and related financings which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease; (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration and (v) remarketing and selling other asset inventory that has been reclassified from investment in finance leases. The Partnership will terminate no later than December 31, 2040.

Nature of Operations — The principal investment strategy of the Partnership is to invest in business-essential, revenue-producing (or cost-saving) equipment or other physical assets with high in-place value and long, relative to the investment term, economic life and other financings. The Partnership executes its investment strategy by making investments in equipment already subject to lease or originating equipment leases and loans in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financings; (iii) acquiring equipment subject to lease; (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration and (v) remarketing and selling other asset inventory that has been reclassified from investment in finance leases. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership may use other investment structures that Arboretum Investment Advisors, LLC (the “Investment Manager”) believes will provide the Partnership with an appropriate level of security, collateralization, and flexibility to optimize its return on its investment while protecting against downside risk. In many cases, the structure will include the Partnership holding title to or a priority or controlling position in the equipment or other asset.

The General Partner of the Partnership is ASIF GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager. Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day-to-day activities and operations of the Partnership, pursuant to the terms of the Limited Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership.

The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership expects to conduct its activities for at least six years and divide the Partnership’s life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period began on August 11, 2016 and concluded on March 31, 2019. The Operating Period commenced on October 3, 2016 and concluded on October 3, 2021. During the Operating Period, the Partnership invested most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Liquidation Period, which commenced on October 4, 2021, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. The General Partner extended the Liquidation Period through June 30, 2026.

During the Operating Period, the Partnership made quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions were in the Partnership’s best interests. Therefore, the amount and rate of cash distributions varied and were not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly at 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). During the year ended December 31, 2023, we made quarterly cash distributions to our Limited Partners totaling $3,616,819. During the year ended December 31, 2022, we didn’t make a cash distributions to our Limited Partners. During the years ended December 31, 2023 and 2022, we declared and accrued distributions payable of $4,652,798 and $0, respectively, for our Limited Partners. Of these amounts, $1,035,979 and $0 remained payable and outstanding at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022 we declared and accrued distributions of $46,528 and $0, respectively, for distributions to our General Partner. Distributions payable to our General Partner totaled $95,863 and $49,335, respectively, at December 31, 2023 and 2022.

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

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates will primarily include the determination of the allowance for credit losses on notes and leases receivable, determination of estimated fair value of repossessed assets and how impairments are recognized on other assets and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Credit Risk — In the normal course of business, the Partnership is exposed to credit risk. Credit risk is the risk that the Partnership’s counterparty to an agreement either has an inability or unwillingness to make contractually required payments. The Partnership expects concentrations of credit risk with respect to lessees to be dispersed across different industry segments.

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

The investment committee of the Investment Manager approves each new equipment lease, financing transaction, and lease acquisition. As part of this process it determines the unguaranteed residual value, if any, to be used once the acquisition has been approved. The factors considered in determining the unguaranteed residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees’ business, the length of the lease, the industry in which the potential lessee operates and the secondary market value of the equipment. Unguaranteed residual values are reviewed for impairment in accordance with the Partnership’s policy relating to impairment review.

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

Collateralized Loans Receivable, Net — Collateralized loans receivable are reported in the financial statements at the outstanding principal balance net of any unamortized deferred fees, and premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the financial statements and amortized to expense over the estimated life of the loan. Income is recognized over the life of the note agreement. On certain collateralized loans receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Collateralized loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due and all unpaid accrued interest is reversed. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Finance Lease Receivables and Allowance for Loan and Lease Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for credit losses on doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for credit losses on doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2023, an allowance for credit losses on doubtful lease, notes and loan accounts was deemed necessary, in the opinion of the Investment Manager, and an allowance of $82,000 was recorded. At December 31, 2022, an allowance for credit losses on doubtful lease, notes and loan accounts is not provided since, in the opinion of the Investment Manager, all accounts recorded were deemed collectible. The Partnership adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost (finance leases and loans). Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

Effective January 1, 2023, the Partnership measures the Allowance for Credit Losses (“ACL”) on a pooled basis, as all receivables are considered to share similar risk characteristics. The ACL is estimated using a weighted-average remaining maturity (“WARM”) methodology, which applies the Partnership’s historical loss experience to the expected remaining contractual life of the pooled receivable portfolio, adjusted for anticipated prepayments when applicable. The model reflects expected lifetime credit losses based on historical data, current conditions, and reasonable and supportable forecasts. In addition to the quantitative model output, management incorporates qualitative adjustments to capture credit risks and environmental factors not fully reflected in historical loss rates. For the current period, qualitative factors considered include:

●	Changes in local economic and business conditions, including increased business stability as U.S. public health conditions have improved, contributing to stronger economic activity;
●	Changes in the volume and severity of past due loans; and
●	Macroeconomic indicators, including a rise in unemployment.

Based on these factors, management applied a 0.25% qualitative adjustment to the pooled receivables portfolio to reflect both current conditions as well as reasonable and supportable forecasts. The combination of the WARM model results and qualitative adjustments represents management’s best estimate of lifetime expected credit losses for the pooled receivables portfolio.

Long-lived Asset Impairments — The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. During the years ended December 31, 2023 and 2022, impairment was determined to exist for other assets and an impairment loss was recorded for $953,145 and $875,000.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of December 31, 2023, there were no expected liabilities to be incurred under the BBA.

The Partnership has adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2023 and 2022, and does not expect any material adjustments to be made. The tax years 2023, 2022, 2021 and 2020 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

Per Share Data — Net income or loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding is calculated as follows; the net income or loss allocable to the Limited Partners divided by the weighted average number of limited partnership interests outstanding during the period.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current U.S. GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 was to be effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has approved an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Partnership, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Partnership, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). On November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Partnership adopted this standard using the modified retrospective approach as of January 1, 2023. The adoption of this standard resulted in a $246,000 increase to the allowance and a $246,000 decrease to retained earnings, which was reflected in the Partnership’s first quarter 2023 financial statements.

During March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. Entities may elect the optional expedients and exceptions included in ASU 2020-04 as of March 12, 2020 and through December 31, 2023. There was no material effect on the Partnership’s results of operations, financial position and cash flows.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosure requirements for reportable segments, including the disclosure of significant segment expenses and other segment items, the title and position of the chief operating decision maker (“CODM”), and how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and allocating resources. ASU 2023-07 does not change how operating segments are identified or how reportable segments are determined. The amendments in this ASU are effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Partnership will adopt this standard in its annual 2024 financial statements. Management does not believe the adoption of this standard will have a material impact on the Partnership’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the financial statements.

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses are paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At December 31, 2023 and 2022, the Partnership has a due from its Investment Manager balance of $311,675, which is included in Other Assets in the balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributable cash, which was accrued at December 31, 2023 and 2022.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. Effective January 1, 2023, the Investment Manager reduced the management fee from $62,500 per month ($750,000 per annum) to $50,000 per month ($600,000 per annum). Furthermore, effective January 1, 2024, the Investment Manager reduced the management fee from $50,000 per month ($600,000 per annum) to $35,000 per month ($420,000 per annum). For the years ended December 31, 2023 and 2022, the Partnership paid $600,000 and $750,000, respectively, in management fees to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the years ended December 31, 2023 and 2022, the Partnership paid $0 and $4,376, respectively, of structuring fees to the Investment Manager.

4. Investments in Finance Leases.

At December 31, 2023 and 2022, net investments in finance leases consisted of the following:

	December 31, 2023	December 31, 2022
Minimum rents receivable	$3,752,006	$10,795,498
Unearned income	(227,370)	(990,849)
Investments in finance leases	$3,524,636	$9,804,649
Less: Allowance for credit losses	(82,000)	—
Investments in finance leases, net	$3,442,636	$9,804,649

The following table presents a maturity analysis of the lease payments due to the Partnership on finance leases over the next five years and thereafter:

Years ending December 31,
2024	$2,853,064
2025	777,597
2026	121,345
2027	—
2028	—
Thereafter	—
Total	$3,752,006

The following table presents the activity in the allowance for credit losses for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Allowance for credit losses:
Beginning balance	$—	$—
Impact of adopting ASC 326	246,000	—
Change in allowance for credit losses	(164,000)	—
Total ending allowance balance	$82,000	$—

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

The following table summarizes the aging category of our amortized cost of finance receivables by origination year:

	December 31, 2023
				Total Finance
	2021	2020	2019	Receivables
North America:
Current	$2,697,670	$46,226	$780,740	$3,524,636

The following table presents the activity in the deferred revenue account for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred Revenue:
Beginning balance	$596,598	$790,436
Additions during the year	3,881	—
Revenue earned during the year	(73,802)	(193,838)
Ending balance	$526,677	$596,598

5. Collateralized Loans Receivable.

The Partnership has no allowance for loan losses or nonperforming loans at December 31, 2023 and 2022. The future principal maturities of the Partnership’s performing collateralized loans receivable at December 31, 2023 are as follows:

Years ending December 31,
2024	$87,906
2025	11,149
2026	—
2027	—
2028	—
Thereafter	—
Total	$99,055

6. Other Assets.

As of December 31, 2023, other assets of $4,497,008 primarily consist of equipment inventory that is off lease and actively being remarketed for re-lease/sale and is primarily made up of $2,497,297 related to infrastructure equipment, $88,438 related to telecommunication equipment, $50,000 related to specialty trucks, $616,487 related to furniture, kitchen equipment and vehicles, $403,381 related to railroad cars, $302,024 related to various small finance leases, and $177,707 related to LED lighting equipment. During the year ended December 31, 2023, the Partnership recorded impairments totaling $953,145 as follows: recorded an impairment on the telecommunication equipment of $328,125, recorded an impairment on the specialty trucks of $255,217, recorded an impairment on furniture, kitchen equipment and vehicles of $68,498, recorded an impairment on various small finance leases of $106,878, recorded an impairment on the fish processing equipment of $150,000, and lastly recorded an impairment on the LED lighting equipment of $44,427. As of December 31, 2022, other assets of $5,085,005 primarily consists of equipment inventory that is off lease and actively being remarketed for re-lease/sale and is primarily made up of $2,497,297 related to infrastructure equipment, $150,000 related to fish processing equipment, $537,338 related to specialty trucks, $1,036,107 related to furniture, kitchen equipment and vehicles, and $424,006 related to railroad cars. During the year ended December 31, 2022, the Partnership recorded an impairment on the infrastructure equipment of $625,000, which decreased the balance from $3,122,297 to $2,497,297, and on the fish processing equipment of $250,000, which decreased the balance from $400,000 to $150,000.

7. Loan Payable.

On October 18, 2019, the Partnership entered into a loan and security agreement with a third-party lender for a $25,000,000 loan facility (of which $20,000,000 is a Term Loan and $5,000,000 is a Revolving Loan) with a maturity date of October 18, 2022. In December 2021, the loan and security agreement was amended primarily by amending the maximum Term Loan and Revolver Loan amounts ($10,000,000 is a Term Loan and $15,000,000 is a Revolving Loan) and extending the maturity date to October 18, 2023. In May 2022, the loan and security agreement was amended primarily by amending the maximum Term Loan and Revolver Loan amounts ($0 is a Term Loan and $5,000,000 is a Revolving Loan). During the years ended December 31, 2023 and 2022, the Partnership borrowed a total of $0 and $2,050,000, respectively under the Term and Revolver Loans. Interest on the drawn funds accrued at a rate of 3 month LIBOR Rate (with a floor of 1%) plus 5.85% per annum (10.61% as of January 31, 2023 and 10.61% as of December 31, 2022). During the years ended December 31, 2023 and 2022, the Partnership repaid total principal of $542,444 and $9,647,388, respectively. During the years ended December 31, 2023 and 2022, the Partnership accrued interest expense of $1,264 and $281,523, respectively. On February 1, 2023, the Partnership paid off the outstanding loan facility balance (including the accrued interest) and terminated the agreement with the third party.

8. Fair Value of Financial Instruments.

The Partnership’s carrying value of cash and cash equivalents, accounts payable and other liabilities, approximate fair value due to their short-term maturities.

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

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	December 31, 2023			December 31, 2022
	Carrying Value	Fair Value	Level	Carrying Value	Fair Value	Level
Assets:
Collateralized loans receivable	$100,074	$100,074	3	$268,643	$268,643	3

Liabilities:
Loan payable	$—	$—	2	$547,875	$547,875	2

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Carrying Value	Fair Value	Level	Carrying Value	Fair Value	Level
Assets:
Other assets	$4,497,008	$4,497,008	3	$5,085,005	$5,085,005	3

9. Income Tax Reconciliation.

As of December 31, 2023 and 2022, total Partners’ Equity included in the financial statements was $7,502,563 and $13,703,580, respectively. As of December 31, 2023 and 2022, total Partners’ Equity for federal income tax purposes was $12,992,246 and $18,149,402. The primary differences are organizational and offering expenses which are a reduction in Limited Partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes, and timing differences in depreciation, amortization, lease payments, loan loss provisions and other items for financial reporting purposes and federal income tax purposes.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of December 31, 2023, there were no expected liabilities to be incurred under the BBA.

The following table reconciles the net loss for financial statement reporting purposes to the net loss for federal income tax purposes for the years ended December 31, 2023 and 2022:

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Net loss per financial statements	$(1,249,351)	$(1,580,761)
Depreciation and amortization	—	(28,449)
Advanced rental payments	—	(19,330)
Gain (loss) on fixed assets	—	(42,180)
Impairment and provision for loan and lease losses	789,145	875,000
Loan origination fees	—	50,258
Amortization of loan origination fees	—	(220,311)
Tax lease adjustments	8,716	50,460
Net loss for federal income tax purposes	$(451,490)	$(915,313)

10. Indemnifications.

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, loan agreements and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations, to also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner and the Investment Manager, no liability will arise as a result of these provisions. The General Partner and Investment Manager know of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with U.S. GAAP.

11. Business Concentrations.

For the year ended December 31, 2023, the Partnership had three leases which accounted for approximately 35%, 26% and 14% of the Partnership’s income derived from finance leases. For the year ended December 31, 2022, the Partnership had three leases which accounted for approximately 25%, 20% and 15% of the Partnership’s income derived from finance leases. For the year ended December 31, 2023, the Partnership had two promissory notes which accounted for approximately 55% and 45% of the Partnership’s interest income derived from collateralized loans receivable. For the year ended December 31, 2022, the Partnership had three promissory notes which accounted for approximately 48%, 32% and 20% of the Partnership’s interest income derived from collateralized loans receivable.

At December 31, 2023, the Partnership had four lessees which accounted for approximately 32%, 30%, 20% and 13%, of the Partnership’s investment in finance leases. At December 31, 2022, the Partnership had four lessees which accounted for approximately 26%, 20%, 15% and 10%, of the Partnership’s investment in finance leases. At December 31, 2023, the Partnership had two promissory notes which accounted for approximately 53% and 47% of the Partnership’s investment in collateralized loans receivable. At December 31, 2022, the Partnership had two promissory notes which accounted for approximately 67% and 33% of the Partnership’s investment in collateralized loans receivable.

12. Geographic Information.

As of December 31, 2023 and 2022, all of the Partnership’s operations, revenue and assets are based in the United States.

13. Commitments and Contingencies.

As of December 31, 2023 and 2022, the Partnership does not have any unfunded commitments.

14. Subsequent Events.

Effective January 1, 2024, the Investment Manager reduced the management fee from $50,000 per month ($600,000 per annum) to $35,000 per month ($420,000 per annum). Effective January 1, 2025, the Investment Manager reduced the management fee from $35,000 per month ($420,000 per annum) to approximately $16,140 per month (approximately $193,700 per annum) which will be used to offset the Partnership’s due from its Investment Manager balance and the General Partner’s deficit capital balance.

In connection with a lease facility agreement entered into on December 5, 2019 that was later reclassified to other assets, in 2024, the Partnership received 13 payments of $28,987 totaling $376,837. In May 2025, the Partnership executed a Purchase and Sale Agreement with a third party to buyout the equipment for $240,625, and in August 2025, the Partnership received the buyout payment of $240,625.

In connection with a lease facility agreement entered into on December 4, 2017 that was later reclassified to other assets, in 2024, the Partnership collected $55,000 in rental payments. In February 2024 and in May 2024, the Partnership sold both railcar movers for net cash proceeds of $184,300 and $177,995, respectively.

In connection with a lease facility agreement entered into on March 26, 2020 that was later reclassified to other assets, in April 2024, the Partnership was notified that the lessee was forced into bankruptcy by various creditors. In June 2024, the Partnership signed a settlement agreement for $50,000 as payment in full, and in July 2024, the Partnership received the $50,000 payment.

In connection with a lease facility agreement entered into on January 23, 2020 that was later reclassified to other assets, in March 2024, the Partnership received one payment of $13,438 and in November 2024, the Partnership received a final settlement payment of $75,000, which satisfied the remaining obligation in full.

In 2025, the Investment Manager and the General Partner signed a Right of Offset agreement with the Partnership, whereby the Partnership’s due from its Investment Manager balance for organizational and offering expenses will be offset by the distributions payable to the General Partner balance and any future distributions payable to the General Partner, with any remaining amounts being offset by amounts due to the Investment Manager for services rendered to the Partnership in 2025 and beyond.

In May 2025, in connection with a lease facility agreement entered into on December 5, 2019 that was later reclassified to other assets, the Partnership executed a Purchase and Sale Agreement with a third party to buyout the equipment for $240,625 and in August 2025, the Partnership received the buyout payment of $240,625.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2023, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of December 31, 2023. Based on the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our General Partner’s disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.

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

Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, conducted an evaluation of the effectiveness of our General Partner’s internal control over financial reporting as of December 31, 2023 based on the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, our General Partner’s management concluded that, as of December 31, 2023, its internal control over financial reporting was effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no additional material changes in our internal control over financial reporting during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our General Partner

Our General Partner is ASIF GP, LLC, a Delaware limited liability company with offices at 100 Arboretum Drive, Suite 105, Portsmouth, New Hampshire 03801. Our General Partner was formed in January 2016. The sole member of our General Partner is Arboretum Investment Advisors, LLC, our Investment Manager. The executive officers of our General Partner are as follows:

Name	Age	Position
Claudine Aquillon	59	Chief Executive Officer and Chief Operating Officer
Joshua Yifat	51	Chief Financial Officer

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

Name	Age	Position
Claudine Aquillon	59	Chief Executive Officer and Chief Operating Officer
Joshua Yifat	51	Chief Financial Officer

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

On March 20, 2024, Michael Miroshnikov tendered his resignation, effective immediately, as President of our General Partner and as President of our Investment Manager. Mr. Miroshnikov’s resignation was not because of any disagreement with the Partnership on any matter relating to the Partnership’s operations, policies, or practices, including accounting principles and practices.

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by our General Partner that applies to the principal executive officer and principal financial officer of our General Partner, as well as to persons performing services for us generally. You may request a copy of this code of ethics by mailing a request to our General Partner at ASIF GP, LLC, 100 Arboretum Drive, Suite 105, Portsmouth, New Hampshire 03801.

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2023	Year Ended December 31, 2022
Arboretum Investment Advisors, LLC	Investment Manager	Management fees (1)	$600,000	$750,000
			$600,000	$750,000

(1)	Amount charged directly to operations.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partner’s capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partner’s capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not make a cash distribution to our General Partner during the years ended December 31, 2023 or 2022. During the years ended December 31, 2023 and 2022, we accrued $46,528 and $0 for distributions payable to our General Partner. For the years ended December 31, 2023 and 2022, the General Partner’s 1% interest in our net loss was $12,494 and $15,808, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters.

a.	We do not have any securities authorized for issuance under any equity compensation plan.
b.	We do not have any Limited Partners who own over 5% of our Units at December 31, 2023.
c.	As of February 27, 2026, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.
d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services.

During the years ended December 31, 2023 and 2022 our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for audit services rendered by Berkowitz Pollack Brant Advisors + CPAs and Baker Tilly US, LLP, for the years ended December 31, 2023 and 2022. Tax services were rendered by Roth & Co for the year ended December 31, 2023 and Baker Tilly for the year ended December 31, 2022:

	For the Year ended	For the Year ended
Description of fees	December 31, 2023	December 31, 2022
Audit fees (1)	$170,000	$143,000
Tax compliance fees	60,000	73,500

	$230,000	$216,500

(1)	Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1)	Documents filed as part of this Report.

a)	The following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

i)	Report of Independent Registered Public Accounting Firm
ii)	Balance Sheets at December 31, 2023 and 2022
iii)	Statements of Operations for the years ended December 31, 2023 and 2022
iv)	Statements of Changes in Partners’ Equity for the years ended December 31, 2023 and 2022
v)	Statements of Cash Flows for the years ended December 31, 2023 and 2022
vi)	Notes to Financial Statements for the years ended December 31, 2023 and 2022

b)	Listing of Exhibits:

31.1. Certification of Claudine Aquillon, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2. Certification of Joshua Yifat, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1. Certification of Claudine Aquillon, Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2. Certification of Joshua Yifat, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following financial statements from Arboretum Silverleaf Income Fund, L.P.’s annual report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-211626

ASIF GP, LLC

General Partner of the Registrant

March 2, 2026

/s/ CLAUDINE AQUILLON
Claudine Aquillon
Chief Executive Officer
(Principal Executive Officer)

