Form 10-Q
period 2024-03-31
Arboretum Silverleaf Income Fund, L.P.
filed 2026-03-02
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

At February 27, 2026 there were 2,520,653.57 units of the Registrant’s limited partnership interests issued and outstanding.

Arboretum Silverleaf Income Fund, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	March 31,	December 31,
	2024	2023

Assets

Cash and cash equivalents	$1,410,782	$1,413,203
Investments in finance leases, net of allowance for credit losses of $37,000 and $82,000, respectively	2,434,229	3,442,636
Collateralized loans receivable, including accrued interest of $586 and $1,019, respectively	54,964	100,074
Other assets	4,144,244	4,497,008
Total Assets	$8,044,219	$9,452,921

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$162,006	$216,839
Distributions payable to Limited Partners	1,008,279	1,035,979
Distributions payable to General Partner	105,946	95,863
Security deposit payable	75,000	75,000
Deferred revenue	332,461	526,677
Total Liabilities	1,683,692	1,950,358

Partners’ Equity (Deficit):
Limited Partners	6,524,312	7,655,028
General Partner	(163,785)	(152,465)
Total Equity	6,360,527	7,502,563
Total Liabilities and Partners’ Equity	$8,044,219	$9,452,921

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

Condensed Statements of Operations

Three Months Ended March 31, 2024 and 2023

(Unaudited)

	For Three Months Ended	For Three Months Ended
	March 31, 2024	March 31, 2023
Revenue
Finance income	$78,645	$210,233
Interest income	2,151	6,837
Total Revenue	80,796	217,070
Impairment and change in allowance for credit losses	45,000	(179,861)
Revenue, net	125,796	37,209

Expenses
Management fees - Investment Manager	105,000	150,000
Interest expense	-	1,264
Professional fees	97,443	106,209
Administration expense	35,734	36,452
Other expenses	11,293	7,651
Total Expenses	249,470	301,576
Net loss	$(123,674)	$(264,367)

Net loss attributable to the Partnership
Limited Partners	$(122,437)	$(261,723)
General Partner	(1,237)	(2,644)
Net loss attributable to the Partnership	$(123,674)	$(264,367)

Weighted average number of limited partnership interests outstanding	2,520,653.57	2,521,653.57

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.05)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Changes in Partners’ Equity (Deficit)

Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2024	2,520,653.57	$7,502,563	$(152,465)	$7,655,028

Net loss	-	(123,674)	(1,237)	(122,437)
Distributions to partners	-	(1,018,362)	(10,083)	(1,008,279)

Balance, March 31, 2024	2,520,653.57	$6,360,527	$(163,785)	$6,524,312

Balance, January 1, 2023	2,521,653.57	13,703,580	(93,443)	13,797,023

Adoption of accounting standard (1)	-	(246,000)	-	(246,000)
Net loss	-	(264,367)	(2,644)	(261,723)
Distributions to partners	-	(597,654)	(5,917)	(591,737)

Balance, March 31, 2023	2,521,653.57	$12,595,559	$(102,004)	$12,697,563

(1)	Reflects the adoption of the FASB guidance as referenced in Note 2

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Cash Flows

Three Months Ended March 31, 2024 and 2023

(Unaudited)

	For Three Months Ended	For Three Months Ended
	March 31, 2024	March 31, 2023

Cash flows from operating activities:
Net loss	$(123,674)	$(264,367)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment and change in allowance for credit losses	(45,000)	179,861
Change in operating assets and liabilities:
Other assets	357,699	273,635
Accounts payable and accrued liabilities	(54,833)	(100,738)
Accrued interest on loan payable	-	(5,431)
Deferred revenue	(194,216)	991
Net cash (used in) provided by operating activities	(60,024)	83,951

Cash flows from investing activities:
Change in leases, net	1,048,472	1,415,431
Origination and purchases of loans receivable, net of amortization, prepayments and satisfactions	45,110	40,426
Net cash provided by investing activities	1,093,582	1,455,857

Cash flows from financing activities:
Repayments of loan payable	-	(542,444)
Cash paid for Limited Partner distributions	(1,035,979)	-
Provision for credit losses	-	(246,000)
Net cash used in financing activities	(1,035,979)	(788,444)

Net (decrease) increase in cash and cash equivalents	(2,421)	751,364
Cash and cash equivalents, beginning of year	1,413,203	149,490
Cash and cash equivalents, end of year	$1,410,782	$900,854

Supplemental disclosure of other cash flow information:
Cash paid for interest	$-	$6,695
Supplemental disclosure of non-cash investing and financing activities:
Distributions payable to General Partner	$10,083	$5,917
Distributions payable to Limited Partners	$1,008,279	$591,737
Reclassification of investment in finance lease to other assets	$4,935	$886,971
Reclassification of other assets to investment in finance leases	$-	$38,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2024 and 2023

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

Nature of Operations – The principal investment strategy of the Partnership is to invest in business-essential, revenue-producing (or cost-saving) equipment or other physical assets with high in-place value and long, relative to the investment term, economic life and other financings. The Partnership executes its investment strategy by making investments in equipment already subject to lease or originating equipment leases and loans in such equipment, which include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financings; (iii) acquiring equipment subject to lease; (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration and (v) remarketing and selling other asset inventory that has been reclassified from investment in finance leases. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership may use other investment structures that Arboretum Investment Advisors, LLC (the “Investment Manager”) believes will provide the Partnership with an appropriate level of security, collateralization, and flexibility to optimize its return on its investment while protecting against downside risk. In many cases, the structure will include the Partnership holding title to or a priority or controlling position in the equipment or other asset.

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

During our Operating Period, we intended to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. Beginning as of January 1, 2023, we increased our distribution to 9.5%, paid quarterly at 2.375% of capital contributions. Beginning as of April 1, 2023, we increased our distribution to 24%, paid quarterly at 6% of capital contributions. Beginning as of October 1, 2023, we decreased our distribution to 16%, paid quarterly at 4% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the three months ended March 31, 2024, we made quarterly cash distributions to our Limited Partners totaling approximately $1,035,979. During the three months ended March 31, 2023, we made no quarterly cash distributions to our Limited Partners, During the three months ended March 31, 2024 and 2023, we declared and accrued distributions payable of $1,008,279 and $591,737, respectively, for our Limited Partners. Of these amounts, $1,008,279 and $591,737 remained payable and outstanding at March 31, 2024 and 2023, respectively. At March 31, 2024 and 2023 we declared and accrued distributions of $10,083 and $5,917, respectively, for distributions to our General Partner. Distributions payable to our General Partner totaled $105,946 and $55,252, respectively, at March 31, 2024 and 2023.

2. Summary of Significant Accounting Policies.

Basis of Presentation — The interim balance sheets, statements of operations, statements of changes in partners’ equity and statements of cash flows of the Partnership at March 31, 2024 and 2023 and for the three months ended March 31, 2024 and 2023 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these interim financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim financial statements should be read in conjunction with the financial statements and notes contained in the Partnership’s 2023 annual report on Form 10-K, as filed with the SEC on March 2, 2026.

Use of Estimates — The preparation of interim financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the interim financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for credit losses on doubtful lease, notes and loan accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

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

Finance Lease Receivables and Allowance for Loan and Lease Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for credit losses on doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for credit losses on doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At March 31, 2024, an allowance for credit losses on doubtful lease, notes and loan accounts was deemed necessary, in the opinion of the Investment Manager, and an allowance of $37,000 was recorded. At December 31, 2023, an allowance for credit losses on doubtful lease, notes and loan accounts was deemed necessary, in the opinion of the Investment Manager, and an allowance of $82,000 was recorded. The Partnership adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost (finance leases and loans). Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

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

Long-lived Asset Impairments — The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. For the three month periods ended March 31, 2024 and 2023, impairment was determined to exist for other assets and an impairment loss was recorded for $0 and $196,861, respectively.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of March 31, 2024, there were no expected liabilities to be incurred under the BBA.

The Partnership has adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the interim financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2023 and 2022 and does not expect any material adjustments to be made. The tax years 2023, 2022 and 2021 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At March 31, 2024 and 2023, the Partnership has a due from its Investment Manager balance of $311,675, which is included in Other Assets in the balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at March 31, 2024 and 2023.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. Effective January 1, 2023, the Investment Manager reduced the management fee from $62,500 per month ($750,000 per annum) to $50,000 per month ($600,000 per annum). Effective January 1, 2024, the Investment Manager reduced the management fee from $50,000 per month ($600,000 per annum) to $35,000 per month ($420,000 per annum). For the three months ended March 31, 2024, the Partnership paid $105,000 in management fee expense to the Investment Manager. For the three months ended March 31, 2023, the Partnership paid $150,000 in management fee expense to the Investment Manager.

4. Investments in Finance Leases.

At March 31, 2024 and December 31, 2023, net investments in finance leases consisted of the following:

	March 31, 2024	December 31, 2023

Minimum rents receivable	$2,618,918	$3,752,006
Unearned income	(147,689)	(227,370)
Investments in finance leases	$2,471,229	$3,524,636
Less: Allowance for credit losses	(37,000)	(82,000)
Investments in finance leases, net	$2,434,229	$3,442,636

The following table presents a maturity analysis of the lease payments due to the Partnership on finance leases over the next five years and thereafter:

As of March 31, (unaudited)
2025	$1,968,914
2026	635,331
2027	14,673
2028	—
2029	—
Thereafter	—
Total	$2,618,918

The following table presents the activity in the allowance for credit losses at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Allowance for credit losses:
Beginning balance	$82,000	$—
Impact of adopting ASC 326	—	246,000
Change in allowance for credit losses	(45,000)	(164,000)
Total ending allowance balance	$37,000	$82,000

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

The following table summarizes the aging category of our amortized cost of finance receivables by origination year:

	March 31, 2024
	2021	2020	2019	Total Finance Receivables

North America:
Current	$1,843,100	$14,500	$613,629	$2,471,229

The following table presents the activity in the deferred revenue account for the three months ended March 31, 2024 and for the year ended December 31, 2023:

	March 31, 2024	December 31, 2023
Deferred Revenue:
Beginning balance	$526,677	$596,598
Additions during the period	18,520	3,881
Revenue earned during the period	(212,736)	(73,802)
Ending balance	$332,461	$526,677

5. Collateralized Loans Receivable.

The Partnership has no allowance for loan losses or nonperforming loans at March 31, 2024 and December 31, 2023. The future principal maturities of the Partnership’s performing collateralized loans receivable at March 31, 2024 are as follows:

As of March 31, (unaudited)
2025	$54,378
2026	—
2027	—
2028	—
2029	—
Thereafter	—
Total	$54,378

6. Other Assets.

As of March 31, 2024, other assets of $4,144,244 primarily consists of equipment inventory that is off lease and actively being remarketed for re-lease/sale and is primarily made up of $2,497,297 related to infrastructure equipment, $75,000 related to telecommunication equipment, $50,000 related to specialty trucks, $529,525 related to furniture, kitchen equipment and vehicles, $177,831 related to railroad cars, $297,524 related to various small finance leases and $173,509 related to LED lighting equipment. During the three months ended March 31, 2024, the Partnership did not record any impairment. As of December 31, 2023, other assets of $4,497,008 primarily consist of equipment inventory that is off lease and actively being remarketed for re-lease/sale and is primarily made up of $2,497,297 related to infrastructure equipment, $88,438 related to telecommunication equipment, $50,000 related to specialty trucks, $616,487 related to furniture, kitchen equipment and vehicles, and $403,381 related to railroad cars, $302,024 related to various small finance leases, and $177,707 related to LED lighting equipment. During the year ended December 31, 2023, the Partnership recorded impairments totaling $953,145 as follows: recorded an impairment on the telecommunication equipment of $328,125, recorded an impairment on the specialty trucks of $255,217, recorded an impairment on furniture, kitchen equipment and vehicles of $68,498, recorded an impairment on various small finance leases of $106,878, recorded an impairment on the fish processing equipment of $150,000, and lastly recorded an impairment on the LED lighting equipment of $44,427.

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

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	March 31, 2024			December 31, 2023
	Carrying Value	Fair Value	Level	Carrying Value	Fair Value	Level
	(unaudited)	(unaudited)
Assets:
Collateralized loans receivable	$54,964	$54,964	3	$100,074	$100,074	3

The following table presents assets measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023

	March 31, 2024			December 31, 2023
	Carrying Value	Fair Value	Level	Carrying Value	Fair Value	Level
	(unaudited)	(unaudited)
Assets:
Other Assets	$4,144,244	$4,144,244	3	$4,497,008	$4,497,008	3

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

9. Business Concentrations

For the three months ended March 31, 2024, the Partnership had four lessees which accounted for approximately 36%, 30%, 21%, and 11% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2023, the Partnership had three lessees which accounted for approximately 27%, 23%, and 16% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2024, the Partnership had two promissory notes which accounted for approximately 71% and 29% of the Partnership’s interest income derived from collateralized loans receivable. For the three months ended March 31, 2023, the Partnership had two promissory notes which accounted for approximately 60% and 40% of the Partnership’s interest income derived from collateralized loans receivable.

At March 31, 2024, the Partnership had three lessees which accounted for approximately 36%, 32%, and 25% of the Partnership’s investment in finance leases. At March 31, 2023, the Partnership had five lessees which accounted for approximately 25%, 23%, 16%, 12% and 11% of the Partnership’s investment in finance leases. At March 31, 2024, the Partnership had two promissory notes which accounted for approximately 78% and 22% of the Partnership’s investment in collateralized loans receivable. At March 31, 2023, the Partnership had two promissory notes which accounted for approximately 65% and 35% of the Partnership’s investment in collateralized loans receivable.

10. Geographic Information

As of March 31, 2024 and December 31, 2023, all of the Partnership’s revenue and assets are based in the United States.

11. Commitments and Contingencies

As of March 31, 2024 and December 31, 2023, the Partnership has no unfunded commitments.

12. Subsequent Events

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

Our principal investment strategy is to invest in business-essential, revenue-producing (or cost-savings) equipment with high in-place value and long, relative to the investment term, economic life and project financings. We expect to achieve our investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease, (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration and (v) remarketing and selling other asset inventory that has been reclassified from investment in finance leases. From time to time, we may also purchase equipment and sell it directly to our leasing customers.

Many of our investments were structured as full payout or operating leases. Full payout leases generally are leases under which the rent over the initial term of the lease will return our invested capital plus an appropriate return without consideration of the residual value, and where the lessee may acquire the equipment or other assets at the expiration of the lease term. Operating leases generally are leases under which the aggregate non-cancelable rental payments during the original term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment or other assets leased under the lease.

We invested by way of loans, participation agreements and residual sharing agreements where we acquired an interest in a pool of equipment or other assets, or rights to the equipment or other assets, at a future date. We also structured investments as project financings that are secured by, among other things, essential use equipment and/or assets. Finally, we may use other investment structures that our Investment Manager believes will provide us with the appropriate level of security, collateralization, and flexibility to optimize our return on our investment while protecting against downside risk, such as vendor and rental programs. In many cases, the structure will include us holding title to or a priority or controlling position in the equipment or other asset.

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

Our General Partner receives an organizational and offering expense allowance of up to 1.5% of our maximum possible gross offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our Units. The organizational and offering expense allowance will be paid out of the proceeds of the offering. The organizational and offering expense allowance will not exceed the actual fees and expenses incurred by our General Partner and its affiliates. Because organizational and offering expenses will be paid as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing.

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

From January 2024 to March 2024, in connection with a lease facility agreement entered into on December 5, 2019 that was later reclassified to other assets, the Partnership has received net cash proceeds of $86,962 from payments from a pre-existing schedule.

From January 2024 to March 2024, in connection with a lease facility agreement entered into on December 4, 2017 that was later reclassified to other assets, the Partnership has received net cash proceeds of $225,550 from rental payments and the sale of an asset.

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

Effective January 1, 2023, the Partnership measures the ACL on a pooled basis, as all receivables are considered to share similar risk characteristics. The ACL is estimated using a WARM methodology, which applies the Partnership’s historical loss experience to the expected remaining contractual life of the pooled receivable portfolio, adjusted for anticipated prepayments when applicable. The model reflects expected lifetime credit losses based on historical data, current conditions, and reasonable and supportable forecasts. In addition to the quantitative model output, management incorporates qualitative adjustments to capture credit risks and environmental factors not fully reflected in historical loss rates. For the current period, qualitative factors considered include:

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

During our Operating Period, which began on October 3, 2016 and concluded on October 3, 2021, we used the majority of our net offering proceeds from Limited Partner capital contributions to acquire our initial investments. As our investments mature, we anticipate reinvesting the cash proceeds in additional investments in leased equipment and financing transactions, to the extent that the cash will not be needed for expenses, reserves and distributions to our Limited Partners. During this timeframe we expect both rental income and finance income to increase substantially as well as related expenses such as depreciation and amortization. During the Operating Period, we believe the majority of our cash outflows will be from investing activities as we acquire additional investments and to a lesser extent from financing activities from our paying quarterly distributions to our Limited Partners. Our cash flow from operations is expected to increase, primarily from the collection of rental and interest payments.

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

The Operating Period is defined as the period in which we invest the net proceeds from the Offering Period into business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we received substantial cash outflows from investing activities as we acquired leased and financed equipment. We also expect our operating activities to generate cash inflows during this time as we collect rental payments from the leased and financed assets we acquire.

Results of Operations for the Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

Our revenue for the three months ended March 31, 2024 and 2023 is summarized as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	(unaudited)	(unaudited)
Revenue:
Finance income	$78,645	$210,233
Interest income	2,151	6,837
Total Revenue	$80,796	$217,070
Impairment and change in allowance for credit losses	45,000	(179,861)
Revenue, net	$125,796	$37,209

For the three months ended March 31, 2024, we received monthly lease payments of approximately $1,127,000 and recognized $78,645 in finance income from various finance leases during the same period. We also recognized $2,151 in interest income from collateralized loans receivable during the same period. We also recognized $45,000 from a change in allowance for credit losses during the same period.

For the three months ended March 31, 2023, we received monthly lease payments of approximately $1,397,000 and recognized $210,233 in finance income from various finance leases during the same period. We also recognized $6,837 in interest income from collateralized loans receivable during the same period. We also recognized $17,000 from a change in allowance for credit losses during the same period. We also incurred impairment of $196,861 for the three months ended March 31, 2023.

Our expenses for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$105,000	$150,000
Interest expense	-	1,264
Professional fees	97,443	106,209
Administration expense	35,734	36,452
Other expenses	11,293	7,651
Total Expenses	$249,470	$301,576

For the three months ended March 31, 2024, we incurred $249,470 in total expenses. We paid $105,000 in management fees to our Investment Manager during the three months ended March 31, 2024. We pay our Investment Manager a management fee during the Liquidation Period equal $35,000 per month payable monthly in advance. We recognized $35,734 in administration expenses. Administration expenses mainly consist of expenses paid to the fund administrator. We also incurred $97,443 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC, consulting services and fees related to storage and remarketing of equipment classified as other assets on our balance sheets.

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

Net Loss

As a result of the factors discussed above, we reported a net loss for the three months ended March 31, 2024 of $123,674, as compared to net loss of $264,367 for the three months ended March 31, 2023.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$(60,024)	$83,951
Investing activities	$1,093,582	$1,455,857
Financing activities	$(1,035,979)	$(788,444)

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

Operating Activities

Cash used in operating activities for the three months ended March 31, 2024 was $60,024 and was primarily driven by the following factors; a net loss for the three months ended March 31, 2024 of approximately $124,000, a decrease in impairment and change in allowance for credit losses of approximately $45,000, a decrease in deferred revenue of approximately $194,000, and a decrease in accounts payable and accrued liabilities of $40,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions. Offsetting these fluctuations was an increase in other assets of approximately $403,000.

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

Investing Activities

Cash provided by investing activities was $1,093,582 for the three months ended March 31, 2024, which consisted of finance income of approximately $79,000, net of receipt of approximately $1,127,000 in minimum rental payments from finance leases, and approximately $45,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

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

Financing Activities

Cash used in financing activities for the three months ended March 31, 2024 was $1,035,979, which was primarily due to cash paid for limited partner distributions.

Cash used in financing activities for the three months ended March 31, 2023 was $788,444, which was primarily due to cash payments of approximately $542,000 on the loan payable and provision for credit losses of $246,000.

Distributions

During our Operating Period, we paid cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. Beginning as of January 1, 2023, we increased our distribution to 9.5%, paid quarterly at 2.375% of capital contributions. Beginning as of October 1, 2023, we decreased our distribution to 16%, paid quarterly at 4% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the three months ended March 31, 2024, we made quarterly cash distributions to our Limited Partners totaling approximately $1,035,979. During the three months ended March 31, 2023, we made no quarterly cash distributions to our Limited Partners, During the three months ended March 31, 2024 and 2023, we declared and accrued distributions payable of $1,008,279 and $591,737, respectively, for our Limited Partners. Of these amounts, 1,008,279 and $591,737 remained payable and outstanding at March 31, 2024 and 2023, respectively. At March 31, 2024 and 2023 we declared and accrued distributions of $10,083 and $5,917, respectively, for distributions to our General Partner. Distributions payable to our General Partner totaled $105,946 and $55,252, respectively, at March 31, 2024 and 2023.

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

As of March 31, 2024 and December 31, 2023, the Partnership has no unfunded commitments.

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of March 31, 2024, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our internal control over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 2, 2026

/s/ Claudine Aquillon
Claudine Aquillon
Chief Executive Officer

