Form 10-Q
period 2024-09-30
Arboretum Silverleaf Income Fund, L.P.
filed 2026-03-02
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

Arboretum Silverleaf Income Fund, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	September 30,	December 31,
	2024	2023

Assets

Cash and cash equivalents	$763,886	$1,413,203
Investments in finance leases, net of allowance for credit losses of $24,000 and $82,000, respectively	1,254,052	3,442,636
Collateralized loans receivable, including accrued interest of $288 and $1,019, respectively	22,222	100,074
Other assets	3,674,555	4,497,008
Total Assets	$5,714,715	$9,452,921

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$232,163	$216,839
Distributions payable to Limited Partners	445,969	1,035,979
Distributions payable to General Partner	117,968	95,863
Security deposit payable	75,000	75,000
Deferred revenue	35,518	526,677
Total Liabilities	906,618	1,950,358

Partners’ Equity (Deficit):
Limited Partners	4,987,286	7,655,028
General Partner	(179,189)	(152,465)
Total Equity	4,808,097	7,502,563
Total Liabilities and Partners’ Equity	$5,714,715	$9,452,921

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

Condensed Statements of Operations

Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	For Three Months Ended	For Three Months Ended	For Nine Months Ended	For Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue
Finance income	$38,170	$157,968	$182,302	$588,089
Interest income	853	4,558	4,204	17,106
Total Revenue	39,023	162,526	186,506	605,195
Impairment and change in allowance for credit losses	5,000	(30,000)	58,000	(241,233)
Revenue, net	44,023	132,526	244,506	363,962

Expenses
Management fees - Investment Manager	105,000	150,000	315,000	450,000
Interest expense	-	-	-	1,264
Professional fees	87,796	99,021	272,086	307,409
Administration expense	34,166	33,668	104,272	103,503
Other expenses	-	-	15,054	8,261
Total Expenses	226,962	282,689	706,412	870,437
Net loss	$(182,939)	$(150,163)	$(461,906)	$(506,475)

Net loss attributable to the Partnership
Limited Partners	$(181,110)	$(148,661)	$(457,287)	$(501,410)
General Partner	(1,829)	(1,502)	(4,619)	(5,065)
Net loss attributable to the Partnership	$(182,939)	$(150,163)	$(461,906)	$(506,475)

Weighted average number of limited partnership interests outstanding	2,520,653.57	2,520,653.57	2,520,653.57	2,521,184.71

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.07)	$(0.06)	$(0.18)	$(0.20)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Changes in Partners’ Equity (Deficit)

Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2024	2,520,653.57	$7,502,563	$(152,465)	$7,655,028

Net loss	-	(123,674)	(1,237)	(122,437)
Distributions to partners	-	(1,018,362)	(10,083)	(1,008,279)

Balance, March 31, 2024	2,520,653.57	$6,360,527	$(163,785)	$6,524,312

Net loss	-	(155,293)	(1,553)	(153,740)
Distributions to partners	-	(763,769)	(7,562)	(756,207)

Balance, June 30, 2024	2,520,653.57	$5,441,465	$(172,900)	$5,614,365

Net loss	-	(182,939)	(1,829)	(181,110)
Distributions to partners	-	(450,429)	(4,460)	(445,969)

Balance, September 30, 2024	2,520,653.57	$4,808,097	$(179,189)	$4,987,286

Balance, January 1, 2023	2,521,653.57	$13,703,580	$(93,443)	$13,797,023

Adoption of accounting standard (1)	-	(246,000)	-	(246,000)
Net loss	-	(264,367)	(2,644)	(261,723)
Distributions to partners	-	(597,654)	(5,917)	(591,737)

Balance, March 31, 2023	2,521,653.57	$12,595,559	$(102,004)	$12,697,563

Net loss	-	(91,945)	(919)	(91,026)
Distributions to partners	-	(1,527,839)	(15,127)	(1,512,712)
Redemption	(1,000.00)	(6,340)	-	(6,340)

Balance, June 30, 2023	2,520,653.57	$10,969,435	$(118,050)	$11,087,485

Net loss	-	(150,163)	(1,502)	(148,661)
Distributions to partners	-	(1,527,494)	(15,124)	(1,512,370)

Balance, September 30, 2023	2,520,653.57	$9,291,778	$(134,676)	$9,426,454

(1)	Reflects the adoption of the FASB guidance as referenced in Note 2

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Cash Flows

Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	For Nine Months Ended	For Nine Months Ended
	September 30, 2024	September 30, 2023

Cash flows from operating activities:
Net loss	$(461,906)	$(506,475)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment and change in allowance for credit losses	(58,000)	241,233
Change in operating assets and liabilities:
Other assets	852,708	715,602
Accounts payable and accrued liabilities	15,324	(127,194)
Accrued interest on loan payable	-	(5,431)
Deferred revenue	(491,159)	991
Net cash (used in) provided by operating activities	(143,033)	318,726

Cash flows from investing activities:
Change in leases, net	2,216,329	4,108,586
Origination and purchases of loans receivable, net of amortization, prepayments and satisfactions	77,852	124,680
Net cash provided by investing activities	2,294,181	4,233,266

Cash flows from financing activities:
Repayments of loan payable	-	(542,444)
Cash paid for Limited Partner distributions	(2,800,465)	(2,104,449)
Cash paid for Limited Partner redemptions	-	(6,340)
Provision for credit losses	-	(246,000)
Net cash used in financing activities	(2,800,465)	(2,899,233)

Net (decrease) increase in cash and cash equivalents	(649,317)	1,652,759
Cash and cash equivalents, beginning of year	1,413,203	149,490
Cash and cash equivalents, end of year	$763,886	$1,802,249

Supplemental disclosure of other cash flow information:
Cash paid for interest	$-	$6,695
Supplemental disclosure of non-cash investing and financing activities:
Distributions payable to General Partner	$22,105	$36,168
Distributions payable to Limited Partners	$445,969	$1,512,370
Reclassification of investment in finance lease to other assets	$30,255	$978,468
Reclassification of other assets to investment in finance leases	$-	$96,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2024 and 2023

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

During our Operating Period, we intended to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. Beginning as of January 1, 2023, we increased our distribution to 9.5%, paid quarterly at 2.375% of capital contributions. Beginning as of April 1, 2023, we increased our distribution to 24%, paid quarterly at 6% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the nine months ended September 30, 2024 and 2023, we made quarterly cash distributions to our Limited Partners totaling $2,800,465 and $2,104,449, respectively. During the nine months ended September 30, 2024 and 2023, we declared and accrued distributions payable of $2,210,455 and $3,616,819, respectively, for our Limited Partners. Of these amounts, $445,969 and $1,512,370 remained payable and outstanding at September 30, 2024 and 2023, respectively. At September 30, 2024 and 2023 we declared and accrued distributions of $4,460 and $15,124, respectively, for distributions to our General Partner. Distributions payable to our General Partner totaled $117,968 and $85,503, respectively, at September 30, 2024 and 2023.

2. Summary of Significant Accounting Policies.

Basis of Presentation — The interim balance sheets, statements of operations, statements of changes in partners’ equity and statements of cash flows of the Partnership at September 30, 2024 and 2023 and for the three and nine months ended September 30, 2024 and 2023 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these interim financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim financial statements should be read in conjunction with the financial statements and notes contained in the Partnership’s 2023 annual report on Form 10-K, as filed with the SEC on March 2, 2026.

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

Finance Lease Receivables and Allowance for Loan and Lease Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for credit losses on doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for credit losses on doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At September 30, 2024, an allowance for credit losses on doubtful lease, notes and loan accounts was deemed necessary, in the opinion of the Investment Manager, and an allowance of $24,000 was recorded. At December 31, 2023, an allowance for credit losses on doubtful lease, notes and loan accounts was deemed necessary, in the opinion of the Investment Manager, and an allowance of $82,000 was recorded. The Partnership adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost (finance leases and loans). Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

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

Long-lived Asset Impairments — The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. For the nine month periods ended September 30, 2024 and 2023, impairment was determined to exist for other assets and an impairment loss was recorded for $0 and $228,233, respectively.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of September 30, 2024, there were no expected liabilities to be incurred under the BBA.

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

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At September 30, 2024 and 2023, the Partnership has a due from its Investment Manager balance of $311,675, which is included in Other Assets in the balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at September 30, 2024 and 2023.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. Effective January 1, 2023, the Investment Manager reduced the management fee from $62,500 per month ($750,000 per annum) to $50,000 per month ($600,000 per annum). Effective January 1, 2024, the Investment Manager reduced the management fee from $50,000 per month ($600,000 per annum) to $35,000 per month ($420,000 per annum). For the three months ended September 30, 2024 and 2023, the Partnership paid $105,000 and $150,000, respectively, in management fee expense to the Investment Manager. For the nine months ended September 30, 2024 and 2023, the Partnership paid $315,000 and $450,000 respectively, in management fee expense to the Investment Manager.

4. Investments in Finance Leases.

At September 30, 2024 and December 31, 2023, net investments in finance leases consisted of the following:

	September 30, 2024	December 31, 2023
Minimum rents receivable	$1,338,180	$3,752,006
Unearned income	(60,128)	(227,370)
Investments in finance leases	$1,278,052	$3,524,636
Less: Allowance for credit losses	(24,000)	(82,000)
Investments in finance leases, net	$1,254,052	$3,442,636

The following table presents a maturity analysis of the lease payments due to the Partnership on finance leases over the next five years and thereafter:

As of September 30, (unaudited)
2025	$1,067,934
2026	270,246
2027	—
2028	—
2029	—
Thereafter	—
Total	$1,338,180

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Allowance for credit losses:
Beginning balance	$29,000	$82,000
Change in allowance for credit losses	(5,000)	(58,000)
Total ending allowance balance	$24,000	$24,000

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

The following table summarizes the aging category of our amortized cost of finance receivables by origination year:

	September 30, 2024			Total Finance
	2021	2020	2019	Receivables
North America:
Current	$1,035,849	$—	$242,203	$1,278,052

The following table presents the activity in the deferred revenue account for the nine months ended September 30, 2024 and for the year ended December 31, 2023:

	September 30, 2024	December 31, 2023
Deferred Revenue:
Beginning balance	$526,677	$596,598
Additions during the period	20,353	3,881
Revenue earned during the period	(511,512)	(73,802)
Ending balance	$35,518	$526,677

5. Collateralized Loans Receivable.

The Partnership has no allowance for loan losses or nonperforming loans at September 30, 2024 and December 31, 2023. The future principal maturities of the Partnership’s performing collateralized loans receivable at September 30, 2024 are as follows:

As of September 30, (unaudited)
2025	$21,934
2026	—
2027	—
2028	—
2029	—
Thereafter	—
Total	$21,934

6. Other Assets.

As of September 30, 2024, other assets of $3,674,555 primarily consists of equipment inventory that is off lease and actively being remarketed for re-lease/sale and is primarily made up of $2,497,297 related to infrastructure equipment, $75,000 related to telecommunication equipment, $297,625 related to furniture, kitchen equipment and vehicles, $322,824 related to various small finance leases and $165,114 related to LED lighting equipment During the three and nine months ended September 30, 2024, the Partnership did not record any impairment. As of December 31, 2023, other assets of $4,497,008 primarily consist of equipment inventory that is off lease and actively being remarketed for re-lease/sale and is primarily made up of $2,497,297 related to infrastructure equipment, $88,438 related to telecommunication equipment, $50,000 related to specialty trucks, $616,487 related to furniture, kitchen equipment and vehicles, and $403,381 related to railroad cars, $302,024 related to various small finance leases, and $177,707 related to LED lighting equipment. During the year ended December 31, 2023, the Partnership recorded impairments totaling $953,145 as follows: recorded an impairment on the telecommunication equipment of $328,125, recorded an impairment on the specialty trucks of $255,217, recorded an impairment on furniture, kitchen equipment and vehicles of $68,498, recorded an impairment on various small finance leases of $106,878, recorded an impairment on the fish processing equipment of $150,000, and lastly recorded an impairment on the LED lighting equipment of $44,427.

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

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	September 30, 2024			December 31, 2023
	Carrying	Fair		Carrying	Fair
	Value	Value	Level	Value	Value	Level
	(unaudited)	(unaudited)
Assets:
Collateralized loans receivable	$22,222	$22,222	3	$100,074	$100,074	3

The following table presents assets measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Carrying Value	Fair Value	Level	Carrying Value	Fair Value	Level
	(unaudited)	(unaudited)
Assets:
Other Assets	$3,674,555	$3,674,555	3	$4,497,008	$4,497,008	3

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

9. Business Concentrations

For the nine months ended September 30, 2024, the Partnership had three lessees which accounted for approximately 40%, 33%, and 22% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2023, the Partnership had three lessees which accounted for approximately 36%, 24%, and 14% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2024, the Partnership had two promissory notes which accounted for approximately 85% and 15% of the Partnership’s interest income derived from collateralized loans receivable. For the nine months ended September 30, 2023, the Partnership had two promissory notes which accounted for approximately 57% and 43% of the Partnership’s interest income derived from collateralized loans receivable.

At September 30, 2024, the Partnership had three lessees which accounted for approximately 45%, 35% and 20% of the Partnership’s investment in finance leases. At September 30, 2023, the Partnership had four lessees which accounted for approximately 29%, 28%, 15%, and 15% of the Partnership’s investment in finance leases. At September 30, 2024, the Partnership had one promissory note which accounted for approximately 100% of the Partnership’s investment in collateralized loans receivable. At September 30, 2023, the Partnership had two promissory notes which accounted for approximately 57% and 43% of the Partnership’s investment in collateralized loans receivable.

10. Geographic Information

As of September 30, 2024 and December 31, 2023, all of the Partnership’s revenue and assets are based in the United States.

11. Commitments and Contingencies

As of September 30, 2024 and December 31, 2023, the Partnership has no unfunded commitments.

12. Subsequent Events

Effective January 1, 2025, the Investment Manager reduced the management fee from $35,000 per month ($420,000 per annum) to approximately $16,140 per month (approximately $193,700 per annum) which will be used to offset the Partnership’s due from its Investment Manager balance and the General Partner’s deficit capital balance.

In 2025, the Investment Manager and the General Partner signed a Right of Offset agreement with the Partnership, whereby the Partnership’s due from its Investment Manager balance for organizational and offering expenses will be offset by the distributions payable to the General Partner balance , and any future distributions payable to the General Partner, with any remaining amounts being offset by amounts due to the Investment Manager for services rendered to the Partnership in 2025 and beyond.

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

We invested by way of loans, participation agreements and residual sharing agreements where acquired an interest in a pool of equipment or other assets, or rights to the equipment or other assets, at a future date. We also structured investments as project financings that are secured by, among other things, essential use equipment and/or assets. Finally, we may use other investment structures that our Investment Manager believes will provide us with the appropriate level of security, collateralization, and flexibility to optimize our return on our investment while protecting against downside risk, such as vendor and rental programs. In many cases, the structure will include us holding title to or a priority or controlling position in the equipment or other asset.

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

Our General Partner receives an organizational and offering expense allowance of up to 1.5% of our maximum offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our Units. The organizational and offering expense allowance will be paid out of the proceeds of the offering. The organizational and offering expense allowance will not exceed the actual fees and expenses incurred by our General Partner and its affiliates. Because organizational and offering expenses will be paid as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing.

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

From January 2024 to September 2024, in connection with a lease facility agreement entered into on December 5, 2019 that was later reclassified to other assets, the Partnership has received net cash proceeds of $318,862 from payments from a pre-existing schedule.

From January 2024 to September 2024, in connection with a lease facility agreement entered into on December 4, 2017 that was later reclassified to other assets, the Partnership has received net cash proceeds of $403,381 from rental payments and the sale of assets.

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

We are currently in our Liquidation Period. The Offering Period was declared effective by the SEC on August 11, 2016, and concluded on March 31, 2019. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and concluded on October 3, 2021. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded an immaterial capital reserve. The Liquidation Period, which began on October 4, 2021, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. The General Partner extended the Liquidation Period through June 30, 2026. Through September 30, 2024, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Results of Operations for the Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

Our revenue for the three months ended September 30, 2024 and 2023 is summarized as follows:

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023
	(unaudited)	(unaudited)
Revenue:
Finance income	$38,170	$157,968
Interest income	853	4,558
Total Revenue	$39,023	$162,526
Impairment and change in allowance for credit losses	5,000	(30,000)
Revenue, net	$44,023	$132,526

For the three months ended September 30, 2024, we received monthly lease payments of approximately $522,000 and recognized $38,170 in finance income from various finance leases during the same period. We also recognized $853 in interest income from collateralized loans receivable during the same period. We also recognized $5,000 from a change in allowance for credit losses during the same period.

For the three months ended September 30, 2023, we received monthly lease payments of approximately $1,256,000 and recognized $157,968 in finance income from various finance leases during the same period. We also recognized $4,558 in interest income from collateralized loans receivable during the same period. We also recognized $120,000 from a change in allowance for credit losses during the same period. We also incurred impairment of $150,000 during the same period.

Our expenses for the three months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$105,000	$150,000
Professional fees	87,796	99,021
Administration expense	34,166	33,668
Total Expenses	$226,962	$282,689

For the three months ended September 30, 2024, we incurred $226,962 in total expenses. We paid $105,000 in management fees to our Investment Manager during the three months ended September 30, 2024. We pay our Investment Manager a management fee during the Liquidation Period equal to $35,000 per month payable monthly in advance. We recognized $34,166 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred $87,796 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC, consulting services and fees related to storage and remarketing of equipment classified as other assets on our balance sheets.

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

Net Income (Loss)

As a result of the factors discussed above, we reported a net loss for the three months ended September 30, 2024 of $182,939, as compared to a net loss of $150,163 for the three months ended September 30, 2023.

Results of Operations for the Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

Our revenue for the nine months ended September 30, 2024 and 2023 is summarized as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
	(unaudited)	(unaudited)
Revenue:
Finance income	$182,302	$588,089
Interest income	4,204	17,106
Total Revenue	$186,506	$605,195
Impairment and change in allowance for credit losses	58,000	(241,233)
Revenue, net	$244,506	$363,962

For the nine months ended September 30, 2024, we received monthly lease payments of approximately $2,399,000 and recognized $182,302 in finance income from various finance leases during the same period. We also recognized $4,204 in interest income from collateralized loans receivable during the same period. We also recognized $58,000 from a change in allowance for credit losses during the same period.

For the nine months ended September 30, 2023, we received monthly lease payments of approximately $4,588,000 and recognized $588,089 in finance income from various finance leases during the same period. We also recognized $17,106 in interest income from collateralized loans receivable during the same period. We also recognized $137,000 from a change in allowance for credit losses during the same period. We also incurred impairment of $378,233 during the same period.

Our expenses for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$315,000	$450,000
Interest expense	-	1,264
Professional fees	272,086	307,409
Administration expense	104,272	103,503
Other expenses	15,054	8,261
Total Expenses	$706,412	$870,437

For the nine months ended September 30, 2024, we incurred $706,412 in total expenses. We paid $315,000 in management fees to our Investment Manager during the nine months ended September 30, 2024. We pay our Investment Manager a management fee during the Liquidation Period equal $35,000 per month payable monthly in advance. We recognized $104,272 in administration expenses. Administration expenses mainly consist of expenses paid to the fund administrator. We also incurred $272,086 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC, consulting services and fees related to storage and remarketing of equipment classified as other assets on our balance sheets.

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

Net Loss

As a result of the factors discussed above, we reported a net loss for the nine months ended September 30, 2024 of $461,906, as compared to a net loss of $506,475 for the nine months ended September 30, 2023.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$(143,033)	$318,726
Investing activities	$2,294,181	$4,233,266
Financing activities	$(2,800,465)	$(2,899,233)

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

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2024 was $143,033 and was primarily driven by the following factors: an increase in other assets of approximately $853,000 and an increase in accounts payable and accrued liabilities of approximately $15,000. Offsetting these fluctuations was a net loss for the nine months ended September 30, 2024 of approximately $462,000, a decrease in deferred revenue of approximately $491,000, and a change in allowance for credit losses of approximately $58,000.

Cash provided by operating activities for the nine months ended September 30, 2023 was $318,726 and was primarily driven by the following factors: an increase in other assets of approximately $716,000 and an impairment and change in allowance for credit losses of approximately $241,000. Offsetting these fluctuations was a net loss for the nine months ended September 30, 2023 of approximately $506,000, and a decrease in accounts payable and accrued liabilities of approximately $127,000.

Investing Activities

Cash provided by investing activities was $2,294,181 for the nine months ended September 30, 2024, which consisted of finance income of approximately $182,000, net of receipt of approximately $2,399,000 in minimum rental payments from finance leases, and approximately $78,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

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

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2024 was $2,800,465 which was due to cash paid for distributions to limited partners.

Cash used in financing activities for the nine months ended September 30, 2023 was $2,899,233 which was primarily due to cash payments of approximately $542,000 on the loan payable, approximately $2,104,000 in distributions to limited partners, and provision for credit losses of $246,000.

Distributions

During our Operating Period, we intended to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. Beginning as of January 1, 2023, we increased our distribution to 9.5%, paid quarterly at 2.375% of capital contributions. Beginning as of April 1, 2023, we increased our distribution to 24%, paid quarterly at 6% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the nine months ended September 30, 2024 and 2023, we made quarterly cash distributions to our Limited Partners totaling $2,800,465 and $2,104,449, respectively. During the nine months ended September 30, 2024 and 2023, we declared and accrued distributions payable of $2,210,455 and $3,616,819, respectively, for our Limited Partners. Of these amounts, $445,969 and $1,512,370 remained payable and outstanding at September 30, 2024 and 2023, respectively. At September 30, 2024 and 2023 we declared and accrued distributions of $4,460 and $15,124, respectively, for distributions to our General Partner. Distributions payable to our General Partner totaled $117,968 and $85,503, respectively, at September 30, 2024 and 2023.

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

As of September 30, 2024 and December 31, 2023, the Partnership has no unfunded commitments.

Off-Balance Sheet Transactions

None.

Contractual Obligations

None.

Subsequent Events

Effective January 1, 2025, the Investment Manager reduced the management fee from $35,000 per month ($420,000 per annum) to approximately $16,140 per month (approximately $193,700 per annum) which will be used to offset the Partnership’s due from its Investment Manager balance and the General Partner’s deficit capital balance

In 2025, the Investment Manager and the General Partner signed a Right of Offset agreement with the Partnership, whereby the Partnership’s due from its Investment Manager balance for organizational and offering expenses will be offset by the distributions payable to the General Partner balance and any future distributions payable to the General Partner, with any remaining amounts being offset by amounts due to the Investment Manager for services rendered to the Partnership in 2025 and beyond.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2024, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our internal control over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

