Form 10-K
period 2024-12-31
Arboretum Silverleaf Income Fund, L.P.
filed 2026-03-02
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Arboretum Silverleaf Income Fund, L.P.

Annual Report on Form 10-K for Year Ended December 31, 2024

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

Many of our investments are structured as full payout or operating equipment leases and loans. In addition, we invest by way of participation agreements and residual sharing agreements where we acquire an interest in a pool of equipment or other assets or rights to the equipment or other assets, at a future date. We also structure investments as project financings that are secured by, among other things, essential use equipment and/or assets. Finally, we use other investment structures, such as vendor and rental programs that our Investment Manager believes will provide us the appropriate level of security, collateralization, and flexibility to optimize our return on investment while protecting against downside risk. In most cases, the structure includes us holding title to or a priority position in the equipment or other assets.

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

At December 31, 2024, we had total assets of $4,667,351. Of this amount, $781,089 was for various investments: $769,795 related to investments in finance leases and $11,294 related to collateralized loans receivables. We also had other assets of $3,096,851. For the year ended December 31, 2024, we had net loss of $1,140,781.

At December 31, 2023, we had total assets of $9,452,921. Of this amount, $3,542,710 was for various investments: $3,442,636 related to investments in finance leases and $100,074 related to collateralized loan receivables. We also had other assets of $4,497,008. For the year ended December 31, 2023, we had net loss of $1,249,351.

At December 31, 2024 and 2023, our investment portfolio consisted of the following transactions:

Infrastructure Equipment

On December 4, 2017, the Partnership entered into a lease facility for $940,000 of railcar movers with a company based in Missouri. The finance lease required 60 monthly payments of $16,468 with the first and last payments due in advance, and an additional final payment of $350,709. In July 2019, the customer (“company”) filed for Chapter 11 bankruptcy. The company exited bankruptcy protection in October 2019. In 2020 the Partnership amended the lease facility and temporarily reduced the monthly payments and increased the final payment to $383,465. The lessee remained current on their monthly payments until May 2022. The lease is secured by a first priority lien against the railcar movers. In June 2022, the Partnership issued a Notice of Default and Demand Notice for this lease facility. In July 2022, the Partnership received $35,000 as part of the termination agreement. The Partnership reclassified this lease to Other Assets and began pursuing multiple options including liquidating and rental options. In July 2023, we agreed with a third party for both units to be placed on a short-term rental. As of December 31, 2023, we collected $20,625 in rental payments, and in 2024 we collected an additional $55,000 in rental payments. In February 2024 and in May 2024, we sold both railcar movers for net cash proceeds of $184,300 and $177,995, respectively. The railcar movers had a net book value of $184,946 and $164,345, respectively, resulting in a net gain of $13,914. As of December 31, 2024 the net book value of these assets is $0.

Industrial Dryers Equipment

On May 30, 2019, the Partnership entered into a lease facility for $3,600,000 for industrial dryers based in Kentucky. On May 31, 2019, the Partnership advanced $3,600,000 to a third party to manufacture these assets to be leased under this lease facility. The finance lease required 48 monthly payments of $94,802 with the first and last payments due in advance and commenced on November 1, 2019. On November 18, 2019, the Partnership issued a Notice of Default letter to the company, and on November 25, 2019, the Partnership issued a Notice of Lease Commencement and Demand Notice for payment from the company. On December 31, 2019, the company paid $75,000 to the Partnership and entered into a forbearance agreement with the Partnership. In January 2020, a group of three small creditors filed an involuntary bankruptcy petition against the company. As a result, in February 2020, the company filed for Chapter 11 bankruptcy. The lease is secured by a first priority lien against the industrial dryers. On July 20, 2020, the Partnership obtained a stay relief order from the bankruptcy court and on August 6, 2020, the Partnership entered into a settlement agreement and mutual release with the vendor and moved the equipment to its own location. The Partnership is actively remarketing the equipment and is currently in contact with prospective buyers. The Partnership expected to receive full book value for this equipment, but during the fourth quarter of 2020, due to the continued impact of COVID-19 and based on discussions with third parties, the Partnership reassessed this lease and decided to record an impairment on this lease. In 2020, the Partnership recorded an impairment on this finance lease of $751,685 and reclassified this lease to Other Assets. In 2022 the Partnership recorded an additional impairment of $625,000 on this asset. As of December 31, 2024, the Partnership recorded an additional impairment of $247,297 on this asset, resulting in a value of $2,250,000 as of December 31, 2024.

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

LED Lighting Equipment

On September 20, 2019, the Partnership entered into a lease facility for $865,084 for LED lighting based in Texas. On September 26, 2019, the Partnership advanced $865,084 under this lease facility. The finance lease requires 60 monthly payments of $19,472, with the first payment due in advance and commenced on September 25, 2019. The lease is secured by a first priority lien against the LED lighting. In December 2023, the Partnership sent the lessee a Notice of Default and Demand Letter stating that multiple Events of Default have occurred and demanded they pay $231,537 as payment in full for this lease. As of December 31, 2023, the Partnership reclassified this lease (with a net book value of $222,133) to Other Assets and recorded a credit loss expense on this finance lease of $44,427. During the year ended December 31, 2024, the Partnership received 12 monthly payments of $1,399 totaling $16,791. In April 2024, the Partnership filed a complaint against the lessee which the lessee failed to answer. As of December 31, 2024, the net book value of this asset is $128,733. In March 2025, the Partnership filed a Motion for Default which was granted in June 2025.

Furniture and Kitchen Equipment

On December 5, 2019, the Partnership entered into a lease facility for $1,144,933 for furniture, fixtures, equipment, and vehicles based in Michigan. On December 6, 2019, the Partnership advanced $1,144,933 under this lease facility. The finance lease required 3 monthly payments of $16,987 and 39 monthly payments of $35,465, with the last payment due in advance. In April 2020, the lease facility was amended to reduce the payments starting in April 2020 to 5 monthly payments of $2,371, 1 monthly payment of $4,000, 8 monthly payments of $3,794, followed by 33 monthly payments of $45,325. In January 2022, the lease facility was amended to reduce the payments starting in January 2022 to 3 payments of $4,739, 6 payments of $14,494, 6 payments of $28,987, and a final payment of $1,379,642 due on April 1, 2023. The lease is secured by a first priority lien against the furniture, fixtures, equipment, and vehicles. In April 2022, the Partnership received notice of a court order stating that a Receiver was appointed over all the real and personal property, and, therefore, the Partnership reclassified the lease to Other Assets. The Partnership pursued multiple options for liquidating the equipment including working with the Receiver and with a third party to help in remarketing the equipment. In July 2022, the Receiver agreed to resume making payments for the lessee at the rate in the most recent amendment and commencing from the date the Receiver was appointed. In July 2022, the Partnership received a payment of $62,714. Beginning in September 2022, the Receiver began making monthly payments of $28,987, and those payments were received through November 2024. Additionally in 2022, the Partnership sold a portion of the equipment for net cash proceeds of $72,508 and in 2023 the Partnership sold some equipment for net cash proceeds of $103,739 (with a net book value of $210,248). The Partnership has also commenced litigation against the two personal guarantors on the transaction. As of December 31, 2023, the Partnership recorded an impairment of $68,499 resulting in a net book value of $616,487 as of December 31, 2023. In 2024, the Partnership received 13 payments of $28,987 totaling $376,837. In May 2025, the Partnership executed a Purchase and Sale Agreement with a third party to buyout the equipment for $240,625 and in August 2025, the Partnership received the buyout payment of $240,625.

Telecommunication Equipment

On January 23, 2020, the Partnership entered into a finance lease for $3,720,970 of telecommunication equipment based in Illinois. On January 23, 2020, the Partnership advanced $3,192,259 as equipment lease schedule 1 (“Schedule 1”), and $528,711 as equipment lease schedule 2 (“Schedule 2”) under this finance lease. The Schedule 1 lease required 42 monthly payments of $93,302, and Schedule 2 lease required 42 monthly payments of $15,453. During the year ended December 31, 2020, the Partnership temporarily reduced the monthly payments of both lease schedules. The lease was secured by a first priority lien against the telecommunication equipment. In 2020, the Partnership recorded an impairment on this finance lease of $366,991 and reclassified this lease to Other Assets. In March 2021, the Partnership entered into a settlement agreement with the lessee for $2,645,000, whereby on March 31, 2021, the Partnership received total cash proceeds of $2,000,000, and the remaining $645,000 was to be paid in 48 equal monthly payments of $13,437 commencing on April 1, 2022. The Partnership received the April 2022 – September 2023 monthly payments of $13,437. In late 2023, the Partnership settled with the lessee for a final payment of $75,000. In 2023, the Partnership reclassified this lease to Other Assets and recorded a bad debt expense on this finance lease of $196,860 and as of December 31, 2023, the Partnership recorded an impairment of $131,265 resulting in a reduction of the equipment’s net book value to $88,438 as of December 31, 2023. In March 2024, the Partnership received one payment of $13,438 and in November 2024, the Partnership received a final settlement payment of $75,000, which satisfied the remaining obligation in full.

Collateralized Loans Receivable

On June 1, 2021, the Partnership issued a promissory note for $357,166 for micro-needling machines to a borrower based in New York. The note accrues interest at a rate of 11.5% per annum and matures 35 months after date of funding. The borrower will make 35 monthly payments of $11,946, commencing in June 2021. The notes are secured by a first priority lien against the micro-needling machines. As of December 31, 2024, the promissory note has been paid in full.

Infrastructure Equipment

From March 26, 2020 through September 22, 2020, the Partnership funded an aggregate total of $2,450,480 across seven lease schedules for infrastructure equipment based in Pennsylvania. The first finance lease schedule required 60 monthly payments of $18,548 and commenced on August 1, 2020. The second schedule required 48 monthly payments of $15,823 and commenced on August 1, 2020. The third schedule required 48 monthly payments of $4,054 and commenced on May 1, 2020. The fourth schedule required 60 monthly payments of $484 and commenced on August 1, 2020. The fifth schedule required 60 monthly payments of $5,277 and commenced on September 1, 2020. The sixth schedule required 60 monthly payments of $9,522 and commenced on October 1, 2020. The seventh schedule required 60 monthly payments of $4,081 and commenced on October 1, 2020. The lease schedules were secured by a first priority lien against the infrastructure equipment. In December 2021, the lessee defaulted on the lease facility for infrastructure equipment. The Partnership pursued multiple options for liquidating the equipment including working with a third party to help remarket the equipment. In 2021, the Partnership reclassified this lease to Other Assets. In 2022, the Partnership sold 37 vehicles for total net cash proceeds of $1,169,781. The trucks had a net book value of $1,113,656 resulting in a gain of $56,125. In February 2022, the Partnership sold a portion of the equipment, via a finance lease, for total monthly rental payments of $168,803. The equipment had a net book value of $166,950 resulting in additional finance income of $1,853 over the life of the lease. The finance lease required 24 monthly payments of $7,033 and commenced on March 1, 2022. In 2023, the Partnership sold 5 vehicles for total net cash proceeds of $136,121. The vehicles had a net book value of $165,278 resulting in a loss of $29,157. Furthermore, the Partnership sold a portion of the equipment, via a finance lease, for total monthly rental payments of $38,000. The finance lease required 12 monthly payments of $3,167 and commenced on February 1, 2023. The vehicle had a net book value of $32,861 resulting in a gain of $5,139. Subsequently, the Partnership sold a portion of the equipment, via a finance lease, for total monthly rental payments of $58,000. The finance lease required 12 monthly payments of $4,833 and commenced on July 18, 2023. The vehicles had a net book value of $56,711 resulting in a gain of $1,289. In 2023, the Partnership recorded an impairment of $255,217 which decreased the net book value to $50,000. In April 2024, the Partnership was notified that the lessee was forced into bankruptcy by various creditors. In June 2024, the Partnership signed a settlement agreement for $50,000 as payment in full, and in July 2024, the Partnership received the $50,000 payment. As of December 31, 2024, the net book value of these assets is $0.

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

Financial Services

On September 22, 2021, the Partnership purchased a portfolio of transactions for $4,015,979 consisting of 73 equipment finance agreements. The Partnership will collect 58 monthly payments of various amounts beginning October 1, 2021. As part of the purchase, a third-party will service these various agreements on a monthly basis and remit a monthly payment to the Partnership. In October 2022 and throughout 2023, some of the finance agreements were past due and the servicer of the portfolio requested that the Partnership take over servicing of the defaulted agreements, including repossessing and remarketing the equipment as necessary. In 2023, the Partnership reclassed to Other Assets the agreements that were past due. In 2023, the Partnership recorded an impairment of $75,506 resulting in a net book value of $302,024 as of December 31, 2023. In July 2024, the Partnership engaged a third-party remarketer to take over collections and/or to repossess and remarket any equipment subject to the past due agreements. In 2024, the Partnership reclassed to Other Assets additional agreements that were past due with a net book value of $37,148. As of December 31, 2024, the Partnership recorded an impairment of $172,371 resulting in a net book value of $166,801 as of December 31, 2024.

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

We pay, at the sole discretion of our Investment Manager and contingent upon the availability of funds, quarterly cash distributions to each Limited Partner computed at 1.5% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution. During the year ended December 31, 2024, we made quarterly cash distributions to our Limited Partners totaling approximately $3,246,000. During the year ended December 31, 2023, we made quarterly cash distributions to our Limited Partners totaling approximately $3,617,000. During the years ended December 31, 2024 and 2023, we declared and accrued distributions payable of $2,210,455 and $4,652,798, respectively, for our Limited Partners. Of these amounts, $0 and $1,035,979 remained payable and outstanding at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023 we declared and accrued distributions of $22,105 and $46,528, respectively, for distributions to our General Partner. Distributions payable to our General Partner totaled $117,968 and $95,863, respectively, at December 31, 2024 and 2023.

We are required pursuant to Financial Industry Regulatory Authority, Inc. (“FINRA”) Rule 2310(b)(5) to disclose in each annual report distributed to our Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is $2.14 per Unit at December 31, 2024. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this estimated value. There is no significant public trading market for our Units at this time and none is expected to develop. There can be no assurance that Limited Partners could receive $2.14 per Unit if such a market did exist and they sold their Units, or that they will be able to receive such amount for their Units in the future. At December 31, 2024, we were in our Liquidation Period which began on October 4, 2021. Our Operating Period began on October 3, 2016 and concluded on October 3, 2021. Our Offering Period began on August 11, 2016 and concluded on March 31, 2019.

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

The redemption price we offer to repurchase our Units utilizes a different valuation methodology than that which we use to determine the current value of our Units for ERISA and FINRA purposes described above. Therefore, the $2.14 per Unit does not reflect the amount that a Limited Partner should expect to receive under our redemption plan. In addition, there can be no assurance that a Limited Partner will be able to redeem their Units under our redemption plan. A Limited Partner may not redeem their Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by any of our Limited Partners.

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

Many of our investments were structured as full payout or operating leases. Full payout leases generally are leases under which the rent over the initial term of the lease will return our invested capital plus an appropriate return without consideration of the residual value, and where the lessee may acquire the equipment or other assets at the expiration of the lease term. Operating leases generally are leases under which the aggregate non-cancelable rental payments during the original term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment or other assets leased under the lease. The Partnership did not have any operating leases as of December 31, 2024 and 2023.

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

From January 2024 to December 2024, in connection with a lease facility agreement entered into on December 5, 2019 that was later reclassified to other assets, the Partnership has received net cash proceeds of $376,837 from payments from a pre-existing schedule.

From January 2024 to December 2024, in connection with a lease facility agreement entered into on December 4, 2017 that was later reclassified to other assets, the Partnership has received net cash proceeds of $403,381 from rental payments and the sale of assets.

Critical Accounting Estimates

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates will primarily include the determination of allowance for credit losses on notes and leases, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Long-lived Asset Impairments

The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. Impairment loss for long-lived assets was recorded in the amount of $451,851 and $953,145 for the years ending December 31, 2024 and 2023, respectively.

Collateralized Loans Receivable, net

Collateralized loans receivable are reported in our balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased notes and loans. Costs to originate notes, if any, are reported as other assets in our balance sheets. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Collateralized loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Finance Lease Receivables and Allowance for Loan and Lease Accounts

In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for credit losses on doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for credit losses on doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2024, an allowance for credit losses on doubtful lease, notes and loan accounts was deemed necessary, in the opinion of the Investment Manager, and an allowance of $20,000 was recorded. At December 31, 2023, an allowance for credit losses on doubtful lease, notes and loan accounts was deemed necessary, in the opinion of the Investment Manager, and an allowance of $82,000 was recorded. The Partnership adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost (finance leases and loans). Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The Partnership measures the Allowance for Credit Losses (“ACL”) on a pooled basis, as all receivables are considered to share similar risk characteristics. The ACL is estimated using a weighted average remaining maturity (“WARM”) methodology, which applies the Partnership’s historical loss experience to the expected remaining contractual life of the pooled receivable portfolio, adjusted for anticipated prepayments when applicable. The model reflects expected lifetime credit losses based on historical data, current conditions, and reasonable and supportable forecasts. In addition to the quantitative model output, management incorporates qualitative adjustments to capture credit risks and environmental factors not fully reflected in historical loss rates. For the current period, qualitative factors considered include:

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

Results of Operations for the Years Ended December 31, 2024 and 2023

We are currently in our Liquidation Period. The Offering Period was declared effective by the SEC on August 11, 2016, and concluded on March 31, 2019. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and concluded on October 3, 2021. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded an immaterial capital reserve. The Liquidation Period, which began on October 4, 2021, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. The General Partner extended the Liquidation Period through June 30, 2026. Through December 31, 2024, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Our revenue for the years ended December 31, 2024 and 2023 are summarized as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenue:
Finance income	$213,542	$699,512
Interest income	4,701	20,479
Total Revenue	$218,243	$719,991
Impairment and change in allowance for credit losses	(389,851)	(789,145)
Revenue, net	$(171,608)	$(69,154)

For the year ended December 31, 2024, we received monthly lease payments of approximately $2,902,000 and recognized $213,542 in finance income from 9 finance leases during the same period. We also recognized $4,701 in interest income from collateralized loans receivable during the same period. We also incurred impairment on other assets and change in allowance for credit losses of $389,851 during the year ended December 31, 2024.

For the year ended December 31, 2023, we received monthly lease payments of approximately $5,875,000 and recognized $699,512 in finance income from 13 finance leases during the same period. We also recognized $20,479 in interest income from collateralized loans receivable during the same period. We also incurred impairment on other assets and change in allowance for credit losses of $789,145 during the year ended December 31, 2023.

Our expenses for the years ended December 31, 2024 and 2023 are summarized as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Expenses:
Management fees — Investment Manager	$420,000	$600,000
Interest Expense	—	1,264
Professional fees	399,522	429,508
Administration expense	134,014	132,447
Other expenses	15,637	16,978
Total Expenses	$969,173	$1,180,197

For the year ended December 31, 2024, we incurred $969,173 in total expenses. We paid $420,000 in management fees to our Investment Manager during the year ended December 31, 2024. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $35,000 per month. We recognized $134,014 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. Lastly, we incurred $399,522 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC and consulting services.

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

Net Loss

As a result of the factors discussed above, we reported a net loss for the year ended December 31, 2024 of $1,140,781 as compared to a net loss of $1,249,351 for the year ended December 31, 2023.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash provided by (used in):
Operating activities	$(154,403)	$249,335
Investing activities	$2,777,037	$5,179,981
Financing activities	$(3,246,434)	$(4,165,603)

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

Operating Activities

Cash used in operating activities for the year ended December 31, 2024 was $154,403 and was primarily driven by the following factors: impairment and change in allowance for credit losses of $389,851, an increase in other assets of approximately $995,000 and an increase in accounts payable and accrued liabilities of approximately $93,000. Offsetting these fluctuations was a net loss for the year ended December 31, 2024 of approximately $1,140,781 and a decrease in deferred revenue of approximately $491,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions.

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

Investing Activities

Cash provided by investing activities was $2,777,037 for the year ended December 31, 2024, which consisted of approximately $214,000 in finance income, net of receipt of approximately $2,902,000 in minimum rental payments from finance leases, and approximately $89,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

Cash provided by investing activities was $5,179,981 for the year ended December 31, 2023, which consisted of approximately $700,000 in finance income, net of receipt of approximately $5,875,000 in minimum rental payments from finance leases, and approximately $169,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

Financing Activities

Cash used in financing activities for the year ended December 31, 2024 was $3,246,434 and was primarily due to distribution payments of approximately $3,246,000 to limited partners.

Cash used in financing activities for the year ended December 31, 2023 was $4,165,603 and was primarily due to payments of approximately $542,000 on the loan payable and distribution payments of approximately $3,617,000 to limited partners.

Distributions

During our Operating Period, we paid cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Beginning as of June 30, 2017, our distribution rate was 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. In 2021 we paid one quarterly distribution at 1.00% of capital contributions, and in 2022 we did not pay any distributions. Beginning as of January 1, 2023, we increased our distribution to 9.5%, paid quarterly at 2.375% of capital contributions. Beginning as of April 1, 2023, we increased our distribution to 24%, paid quarterly at 6% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the year ended December 31, 2024, we made quarterly cash distributions to our Limited Partners totaling approximately $3,246,000. During the year ended December 31, 2023, we made quarterly cash distributions to our Limited Partners totaling approximately $3,617,000. During the years ended December 31, 2024 and 2023, we declared and accrued distributions payable of $2,210,455 and $4,652,798, respectively, for our Limited Partners. Of these amounts, $0 and $1,035,979 remained payable and outstanding at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023 we declared and accrued distributions of $22,105 and $46,528, respectively, for distributions to our General Partner. Distributions payable to our General Partner totaled $117,968 and $95,863, respectively, at December 31, 2024 and 2023.

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

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Arboretum Silverleaf Income Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arboretum Silverleaf Income Fund, L.P. (the “Partnership”) as of December 31, 2024 and 2023, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Miami, Florida

February 27, 2026

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Balance Sheets

	December 31,	December 31,
	2024	2023

Assets

Cash and cash equivalents	$789,403	$1,413,203
Investments in finance leases, net of allowance for credit losses of $20,000 and $82,000, respectively	769,795	3,442,636
Collateralized loans receivable, including accrued interest of $167 and $1,019, respectively	11,294	100,074
Other assets	3,096,859	4,497,008
Total Assets	$4,667,351	$9,452,921

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$309,643	$216,839
Distributions payable to Limited Partners	-	1,035,979
Distributions payable to General Partner	117,968	95,863
Security deposit payable	75,000	75,000
Deferred revenue	35,518	526,677
Total Liabilities	538,129	1,950,358

Partners’ Equity (Deficit):
Limited Partners	4,315,200	7,655,028
General Partner	(185,978)	(152,465)
Total Equity	4,129,222	7,502,563
Total Liabilities and Partners’ Equity	$4,667,351	$9,452,921

The accompanying notes are an integral part of these financial statements.

Arboretum Silverleaf Income Fund, L.P.

Statement of Operations

For The Years Ended December 31, 2024 and 2023

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
Revenue
Finance income	$213,542	$699,512
Interest income	4,701	20,479
Total Revenue	218,243	719,991
Impairment and change in allowance for credit losses	(389,851)	(789,145)
Revenue, net	(171,608)	(69,154)

Expenses
Management fees - Investment Manager	420,000	600,000
Interest expense	-	1,264
Professional fees	399,522	429,508
Administration expense	134,014	132,447
Other expenses	15,637	16,978
Total Expenses	969,173	1,180,197
Net loss	$(1,140,781)	$(1,249,351)

Net loss attributable to the Partnership
Limited Partners	$(1,129,373)	$(1,236,857)
General Partner	(11,408)	(12,494)
Net loss attributable to the Partnership	$(1,140,781)	$(1,249,351)

Weighted average number of limited partnership interests outstanding	2,520,653.57	2,521,050.83

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.45)	$(0.49)

The accompanying notes are an integral part of these financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Statement of Changes in Partners’ Equity (Deficit)

For The Years Ended December 31, 2024 and 2023

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2023	2,521,653.57	$13,703,580	$(93,443)	$13,797,023

Adoption of accounting standard (1)	-	(246,000)	-	(246,000)
Net loss	-	(1,249,351)	(12,494)	(1,236,857)
Distributions to partners	-	(4,699,326)	(46,528)	(4,652,798)
Redemption	(1,000.00)	(6,340)	-	(6,340)

Balance, December 31, 2023	2,520,653.57	$7,502,563	$(152,465)	$7,655,028

Net loss	-	(1,140,781)	(11,408)	(1,129,373)
Distributions to partners	-	(2,232,560)	(22,105)	(2,210,455)

Balance, December 31, 2024	2,520,653.57	$4,129,222	$(185,978)	$4,315,200

(1)	Reflects the adoption of the FASB guidance as referenced in Note 2

The accompanying notes are an integral part of these financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Statement of Cash Flows

For The Years Ended December 31, 2024 and 2023

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023

Cash flows from operating activities:
Net loss	$(1,140,781)	$(1,249,351)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment and change in allowance for credit losses	389,851	789,145
Change in operating assets and liabilities:
Other assets	994,882	903,453
Accounts payable and accrued liabilities	92,804	(93,560)
Accrued interest on loan payable	-	(5,431)
Security deposit payable	-	(25,000)
Deferred revenue	(491,159)	(69,921)
Net cash (used in) provided by operating activities	(154,403)	249,335

Cash flows from investing activities:
Change in leases, net	2,688,257	5,011,412
Origination and purchases of loans receivable, net of amortization, prepayments and satisfactions	88,780	168,569
Net cash provided by investing activities	2,777,037	5,179,981

Cash flows from financing activities:
Repayments of loan payable	-	(542,444)
Cash paid for Limited Partner distributions	(3,246,434)	(3,616,819)
Cash paid for Limited Partner redemptions	-	(6,340)
Net cash used in financing activities	(3,246,434)	(4,165,603)

Net (decrease) increase in cash and cash equivalents	(623,800)	1,263,713
Cash and cash equivalents, beginning of year	1,413,203	149,490
Cash and cash equivalents, end of year	$789,403	$1,413,203

Supplemental disclosure of other cash flow information:
Cash paid for interest	$-	$6,695
Supplemental disclosure of non-cash investing and financing activities:
Distributions payable to General Partner	$22,105	$46,528
Distributions payable to Limited Partners	$-	$1,035,979
Reclassification of investment in finance lease to other assets	$46,584	$1,200,601
Reclassification of other assets to investment in finance leases	$-	$96,000
Adoption of CECL	$-	$(246,000)

The accompanying notes are an integral part of these financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

For the Years Ended December 31, 2024 and 2023

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

During the Operating Period, the Partnership made quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions were in the Partnership’s best interests. Therefore, the amount and rate of cash distributions varied and were not guaranteed. The targeted distribution rate is 6.0% annually, paid quarterly at 1.5%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). During the year ended December 31, 2024, we made quarterly cash distributions to our Limited Partners totaling approximately $3,246,000. During the year ended December 31, 2023, we made quarterly cash distributions to our Limited Partners totaling approximately $3,617,000. During the years ended December 31, 2024 and 2023, we declared and accrued distributions payable of $2,210,455 and $4,652,798, respectively, for our Limited Partners. Of these amounts, $0 and $1,035,979 remained payable and outstanding at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023 we declared and accrued distributions of $22,105 and $46,528, respectively, for distributions to our General Partner. Distributions payable to our General Partner totaled $117,968 and $95,863, respectively, at December 31, 2024 and 2023.

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

Finance Lease Receivables and Allowance for Loan and Lease Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for credit losses on doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for credit losses on doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2024, an allowance for credit losses on doubtful lease, notes and loan accounts was deemed necessary, in the opinion of the Investment Manager, and an allowance of $20,000 was recorded. At December 31, 2023, an allowance for credit losses on doubtful lease, notes and loan accounts was deemed necessary, in the opinion of the Investment Manager, and an allowance of $82,000 was recorded. The Partnership adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost (finance leases and loans). Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

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

Long-lived Asset Impairments — The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. During the years ended December 31, 2024 and 2023, impairment was determined to exist for other assets and an impairment loss was recorded for $451,851 and $953,145.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of December 31, 2024, there were no expected liabilities to be incurred under the BBA.

The Partnership has adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2024 and 2023, and does not expect any material adjustments to be made. The tax years 2024, 2023, 2022 and 2021 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosure requirements for reportable segments, including the disclosure of significant segment expenses and other segment items, the title and position of the chief operating decision maker (“CODM”), and how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and allocating resources. ASU 2023-07 does not change how operating segments are identified or how reportable segments are determined. The amendments are effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are applied retrospectively to all prior periods presented in the accompanying financial statements. The Partnership adopted this standard as of January 1, 2024. The adoption of this standard did not materially impact the Partnership’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the financial statements.

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At December 31, 2024 and 2023, the Partnership has a due from its Investment Manager balance of $311,675, which is included in Other Assets in the balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at December 31, 2024 and 2023.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. Effective January 1, 2023, the Investment Manager reduced the management fee from $62,500 per month ($750,000 per annum) to $50,000 per month ($600,000 per annum). Furthermore, effective January 1, 2024, the Investment Manager reduced the management fee from $50,000 per month ($600,000 per annum) to $35,000 per month ($420,000 per annum). For the years ended December 31, 2024 and 2023, the Partnership paid $420,000 and $600,000, respectively, in management fees to the Investment Manager.

The Partnership pays the Investment Manager during the Operating Period a structuring fee in an amount equal to 1.5% of each cash investment made, including reinvestments, payable on the date each such investment is made. For the years ended December 31, 2024 and 2023, the Partnership paid $0 and $0, respectively, of structuring fees to the Investment Manager.

4. Investments in Finance Leases.

At December 31, 2024 and 2023, net investments in finance leases consisted of the following:

	December 31, 2024	December 31, 2023
Minimum rents receivable	$827,661	$3,752,006
Unearned income	(37,866)	(227,370)
Investments in finance leases	$789,795	$3,524,636
Less: Allowance for credit losses	(20,000)	(82,000)
Investments in finance leases, net	$769,795	$3,442,636

The following table presents a maturity analysis of the lease payments due to the Partnership on finance leases over the next five years and thereafter:

Years ending December 31,
2025	$711,613
2026	116,048
2027	—
2028	—
2029	—
Thereafter	—
Total	$827,661

The following table presents the activity in the allowance for credit losses for the year ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Allowance for credit losses:
Beginning balance	$82,000	$—
Impact of adopting ASC 326	—	246,000
Change in allowance for credit losses	(62,000)	(164,000)
Total ending allowance balance	$20,000	$82,000

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

The following table summarizes the aging category of our amortized cost of finance receivables by origination year:

	December 31, 2024			Total Finance
	2021	2020	2019	Receivables
North America:
Current	$789,795	$-	$-	$789,795

The following table presents the activity in the deferred revenue account for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Deferred Revenue:
Beginning balance	$526,677	$596,598
Additions during the year	1,833	3,881
Revenue earned during the year	(492,992)	(73,802)
Ending balance	$35,518	$526,677

5. Collateralized Loans Receivable.

The Partnership has no allowance for loan losses or nonperforming loans at December 31, 2024 and 2023. The future principal maturities of the Partnership’s performing collateralized loans receivable at December 31, 2024 are as follows:

Years ending December 31,
2025	$11,127
2026	—
2027	—
2028	—
2029	—
Thereafter	—
Total	$11,127

6. Other Assets.

As of December 31, 2024, other assets of $3,096,859 primarily consists of equipment inventory that is off lease and actively being remarketed for re-lease/sale and is primarily made up of $2,250,000 related to infrastructure equipment, $239,650 related to furniture, kitchen equipment and vehicles, $166,801 related to various small finance leases and $128,733 related to LED lighting equipment. During the year ended December 31, 2024, the Partnership recorded impairments totaling $451,851 as follows: recorded an impairment on the infrastructure equipment of $247,297, recorded an impairment on various small finance leases of $172,371 and recorded an impairment on the LED lighting equipment of $32,183. As of December 31, 2023, other assets of $4,497,008 primarily consist of equipment inventory that is off lease and actively being remarketed for re-lease/sale and is primarily made up of $2,497,297 related to infrastructure equipment, $88,438 related to telecommunication equipment, $50,000 related to specialty trucks, $616,487 related to furniture, kitchen equipment and vehicles, $403,381 related to railroad cars, $302,024 related to various small finance leases, and $177,707 related to LED lighting equipment. During the year ended December 31, 2023, the Partnership recorded impairments totaling $953,145 as follows: recorded an impairment on the telecommunication equipment of $328,125, recorded an impairment on the specialty trucks of $255,217, recorded an impairment on furniture, kitchen equipment and vehicles of $68,498, recorded an impairment on various small finance leases of $106,878, recorded an impairment on the fish processing equipment of $150,000, and lastly recorded an impairment on the LED lighting equipment of $44,427.

7. Fair Value of Financial Instruments.

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short-term maturities.

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

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	December 31, 2024			December 31, 2023
	Carrying Value	Fair Value	Level	Carrying Value	Fair Value	Level
Assets:
Collateralized loans receivable	$11,294	$11,294	3	$100,074	$100,074	3

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Carrying Value	Fair Value	Level	Carrying Value	Fair Value	Level
Assets:
Other assets	$3,096,859	$3,096,859	3	$4,497,008	$4,497,008	3

8. Income Tax Reconciliation.

As of December 31, 2024 and 2023, total Partners’ Equity included in the financial statements was $4,129,222 and $7,502,563, respectively. As of December 31, 2024 and 2023, total Partners’ Equity for federal income tax purposes was $9,815,106 and $12,992,244. The primary differences are organizational and offering expenses which are a reduction in Limited Partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes, and timing differences in depreciation, amortization, lease payments, loan loss provisions and other items for financial reporting purposes and federal income tax purposes.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of December 31, 2024 and 2023, there were no expected liabilities to be incurred under the BBA.

The following table reconciles the net loss for financial statement reporting purposes to the net loss for federal income tax purposes for the years ended December 31, 2024 and 2023:

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
Net loss per financial statements	$(1,140,781)	$(1,249,351)
Impairment and change in allowance for credit losses	389,851	789,145
Other book to tax adjustments	(193,708)	—
Tax lease adjustments	—	8,716
Net loss for federal income tax purposes	$(944,638)	$(451,490)

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

10. Business Concentrations.

For the year ended December 31, 2024, the Partnership had three leases which accounted for approximately 36%, 33% and 20% of the Partnership’s income derived from finance leases. For the year ended December 31, 2023, the Partnership had three leases which accounted for approximately 35%, 26% and 14% of the Partnership’s income derived from finance leases. For the year ended December 31, 2024, the Partnership had two promissory notes which accounted for approximately 87% and 13% of the Partnership’s interest income derived from collateralized loans receivable. For the year ended December 31, 2023, the Partnership had two promissory notes which accounted for approximately 55% and 45% of the Partnership’s interest income derived from collateralized loans receivable.

At December 31, 2024, the Partnership had two lessees which accounted for approximately 52% and 48%, of the Partnership’s investment in finance leases. At December 31, 2023, the Partnership had four lessees which accounted for approximately 32%, 30%, 20% and 13%, of the Partnership’s investment in finance leases. At December 31, 2024, the Partnership had one promissory note which accounted for approximately 100% of the Partnership’s investment in collateralized loans receivable. At December 31, 2023, the Partnership had two promissory notes which accounted for approximately 53% and 47% of the Partnership’s investment in collateralized loans receivable.

11. Geographic Information.

As of December 31, 2024 and 2023, all of the Partnership’s revenue and assets are based in the United States.

12. Commitments and Contingencies.

As of December 31, 2024 and 2023, the Partnership does not have any unfunded commitments.

13. Segment Reporting.

The Partnership has one operating and reportable segment pursuant to ASC Topic 280. The accompanying financial statements present the financial performance of the Partnership for the one operating and reportable segment. The CODM (the Partnership’s Chief Executive Officer) reviews the Partnership’s net income (loss) to evaluate performance and to allocate resources.

In accordance with ASU 2023-07, the Partnership discloses significant segment revenue and expenses regularly provided to and reviewed by the CODM, including finance income, interest income and impairment and changes in allowance for credit losses. Other segment items include management fees, interest expense, professional fees, administrative expenses and other expenses. These significant revenues and expenses reconcile to the Partnership’s net income (loss). The Partnership does not separately disclose segment asset or liability information as the CODM does not regularly review discrete segment asset or liability information that is not already presented in the accompanying balance sheets.

14. Subsequent Events.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2024, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of December 31, 2024. Based on the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our General Partner’s disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.

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

Our General Partner’s management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, conducted an evaluation of the effectiveness of our General Partner’s internal control over financial reporting as of December 31, 2024 based on the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, our General Partner’s management concluded that, as of December 31, 2024, its internal control over financial reporting was effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no additional material changes in our internal control over financial reporting during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our General Partner

Our General Partner is ASIF GP, LLC, a Delaware limited liability company with offices at 100 Arboretum Drive, Suite 105, Portsmouth, New Hampshire 03801. Our General Partner was formed in January 2016. The sole member of our General Partner is Arboretum Investment Advisors, LLC, our Investment Manager. The executive officers of our General Partner are as follows:

Name	Age	Position
Claudine Aquillon	60	Chief Executive Officer and Chief Operating Officer
Joshua Yifat	52	Chief Financial Officer

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

Name	Age	Position
Claudine Aquillon	60	Chief Executive Officer and Chief Operating Officer
Joshua Yifat	52	Chief Financial Officer

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2024	Year Ended December 31, 2023
Arboretum Investment Advisors, LLC	Investment Manager	Management fees (1)	$420,000	$600,000
			$420,000	$600,000

(1)	Amount charged directly to operations.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partner’s capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partner’s capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not make a cash distribution to our General Partner during the years ended December 31, 2024 or 2023. As of December 31, 2024 and 2023, we accrued $22,105 and $46,528 for distributions payable to our General Partner. For the years ended December 31, 2024 and 2023, the General Partner’s 1% interest in our net loss was $11,408 and $12,494, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters.

a.	We do not have any securities authorized for issuance under any equity compensation plan.
b.	We do not have any Limited Partners who own over 5% of our Units at December 31, 2024.
c.	As of February 27, 2026, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.
d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services.

During the years ended December 31, 2024 and 2023 our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non—audit services rendered during the years ended December 31, 2024 and 2023. Audit services were performed by Berkowitz Pollack Brant Advisors + CPAs and Baker Tilly US, LLP during 2024 and 2023. Tax services were rendered by Roth & Co for the years ended December 31, 2024 and 2023:

	For the Year ended	For the Year ended
Description of fees	December 31, 2024	December 31, 2023
Audit fees (1)	$145,000	$170,000
Tax compliance fees	60,000	60,000

	$205,000	$230,000

(1)	Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1)	Documents filed as part of this Report.

a)	The following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

i)	Report of Independent Registered Public Accounting Firm
ii)	Balance Sheets at December 31, 2024 and 2023
iii)	Statements of Operations for the years ended December 31, 2024 and 2023
iv)	Statements of Changes in Partners’ Equity for the years ended December 31, 2024 and 2023
v)	Statements of Cash Flows for the years ended December 31, 2024 and 2023
vi)	Notes to Financial Statements for the years ended December 31, 2024 and 2023

b)	Listing of Exhibits:

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

101 The following financial statements from Arboretum Silverleaf Income Fund, L.P.’s annual report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

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

