Form 10-Q
period 2025-03-31
Arboretum Silverleaf Income Fund, L.P.
filed 2026-11-05
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

At November 5, 2026 there were 2,520,653.57 units of the Registrant’s limited partnership interests issued and outstanding.

Arboretum Silverleaf Income Fund, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	March 31,	December 31,
	2025	2024

Assets

Cash and cash equivalents	$822,447	$789,403
Investments in finance leases, net of allowance for credit losses of $14,000 and $20,000, respectively	594,006	769,795
Collateralized loans receivable, including accrued interest of $0 and $167, respectively	-	11,294
Other assets	3,043,391	3,096,859
Total Assets	$4,459,844	$4,667,351

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$234,345	$309,643
Distributions payable to General Partner	117,968	117,968
Security deposit payable	75,000	75,000
Deferred revenue	35,518	35,518
Total Liabilities	462,831	538,129

Partners’ Equity (Deficit):
Limited Partners	4,184,280	4,315,200
General Partner	(187,267)	(185,978)
Total Equity	3,997,013	4,129,222
Total Liabilities and Partners’ Equity	$4,459,844	$4,667,351

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

Condensed Statements of Operations

Three Months Ended March 31, 2025 and 2024

(Unaudited)

	For Three Months Ended	For Three Months Ended
	March 31, 2025	March 31, 2024
Revenue
Finance income	$15,726	$78,645
Interest income	131	2,151
Total Revenue	15,857	80,796
Change in allowance for credit losses	6,000	45,000
Revenue, net	21,857	125,796

Expenses
Management fees - Investment Manager	48,427	105,000
Professional fees	64,001	97,443
Administration expense	37,420	35,734
Other expenses	950	11,293
Total Expenses	150,798	249,470
Net loss	$(128,941)	$(123,674)

Net loss attributable to the Partnership
Limited Partners	$(127,652)	$(122,437)
General Partner	(1,289)	(1,237)
Net loss attributable to the Partnership	$(128,941)	$(123,674)

Weighted average number of limited partnership interests outstanding	2,520,653.57	2,520,653.57

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.05)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Changes in Partners’ Equity (Deficit)

Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2025	2,520,653.57	4,129,222	(185,978)	4,315,200

Net loss	-	(128,941)	(1,289)	(127,652)
Distributions to partners	-	(3,268)	-	(3,268)

Balance, March 31, 2025	2,520,653.57	$3,997,013	$(187,267)	$4,184,280

Balance, January 1, 2024	2,520,653.57	$7,502,563	$(152,465)	$7,655,028

Net loss		(123,674)	(1,237)	(122,437)
Distributions to partners		(1,018,362)	(10,083)	(1,008,279)

Balance, March 31, 2024	2,520,653.57	$6,360,527	$(163,785)	$6,524,312

(1)	Reflects the adoption of the FASB guidance as referenced in Note 2

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Cash Flows

Three Months Ended March 31, 2025 and 2024

(Unaudited)

	For Three Months Ended	For Three Months Ended
	March 31, 2025	March 31, 2024

Cash flows from operating activities:
Net loss	$(128,941)	$(123,674)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for credit losses	(6,000)	(45,000)
Change in operating assets and liabilities:
Other assets	53,468	357,699
Accounts payable and accrued liabilities	(75,298)	(54,833)
Deferred revenue	-	(194,216)
Net cash used in operating activities	(156,771)	(60,024)

Cash flows from investing activities:
Change in leases, net	181,789	1,048,472
Origination and purchases of loans receivable, net of amortization, prepayments and satisfactions	11,294	45,110
Net cash provided by investing activities	193,083	1,093,582

Cash flows from financing activities:
Cash paid for Limited Partner distributions	(3,268)	(1,035,979)
Net cash used in financing activities	(3,268)	(1,035,979)

Net increase (decrease) in cash and cash equivalents	33,044	(2,421)
Cash and cash equivalents, beginning of period	789,403	1,413,203
Cash and cash equivalents, end of period	$822,447	$1,410,782

Supplemental disclosure of non-cash investing and financing activities:
Distributions payable to General Partner	$-	$10,083
Distributions payable to Limited Partners	$-	$1,008,279
Reclassification of investment in finance lease to other assets	$-	$4,935

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2025 and 2024

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

The General Partner of the Partnership is ASIF GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager. Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Limited Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership expects to conduct its activities for at least six years and divide the Partnership’s life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period began on August 11, 2016 and concluded on March 31, 2019. The Operating Period commenced on October 3, 2016 and concluded on October 3, 2021. The Liquidation Period which commenced on October 4, 2021, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. The General Partner extended the Liquidation Period through December 31, 2026.

During our Operating Period, we intended to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. Beginning as of January 1, 2023, we increased our distribution to 9.5%, paid quarterly at 2.375% of capital contributions. Beginning as of April 1, 2023, we increased our distribution to 24%, paid quarterly at 6% of capital contributions. Beginning as of October 1, 2023, we decreased our distribution to 16%, paid quarterly at 4% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the three months ended March 31, 2025, we made quarterly cash distributions to our Limited Partners totaling approximately $3,268. During the three months ended March 31, 2024, we made quarterly cash distributions to our Limited Partners totaling approximately $1,035,979. During the three months ended March 31, 2025 and 2024, we declared and accrued distributions payable of $3,268 and $1,008,279, respectively, for our Limited Partners. Of these amounts, $0 and $1,008,279 remained payable and outstanding at March 31, 2025 and 2024, respectively. At March 31, 2025 and 2024 we declared and accrued distributions of $0 and $10,083, respectively, for distributions to our General Partner. Distributions payable to our General Partner totaled $117,968 and $105,946 , respectively, at March 31, 2025 and 2024.

2. Summary of Significant Accounting Policies.

Basis of Presentation — The interim balance sheets, statements of operations, statements of changes in partners’ equity and statements of cash flows of the Partnership at March 31, 2025 and 2024 and for the three months ended March 31, 2025 and 2024 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these interim financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim financial statements should be read in conjunction with the financial statements and notes contained in the Partnership’s 2024 annual report on Form 10-K, as filed with the SEC on March 2, 2026.

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

The Partnership leases equipment to third parties and each such lease may be classified as either a finance lease or an operating lease. Initial direct costs are incremental costs of a lease that would not have been incurred if the lease had not been obtained. Initial direct costs that qualify for capitalization are included in the measurement of the applicable lease investment and recognized over the lease term in accordance with the applicable lease accounting guidance. Costs that would have been incurred regardless of whether the lease was obtained are expensed as incurred. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated.

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

For operating leases, rental income is recognized on the straight-line basis over the lease term. Billed and uncollected operating lease receivables will be included in accounts receivable. Accounts receivable are stated at their estimated net realizable value. Rental income received in advance is the difference between the timing of the cash payments and the income recognized on the straight-line basis.

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

Finance Lease Receivables and Allowance for Loan and Lease Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for credit losses on doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for credit losses on doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At March 31, 2025, an allowance for credit losses on doubtful lease, notes and loan accounts was deemed necessary, in the opinion of the Investment Manager, and an allowance of $14,000 was recorded. At December 31, 2024, an allowance for credit losses on doubtful lease, notes and loan accounts was deemed necessary, in the opinion of the Investment Manager, and an allowance of $20,000 was recorded. The Partnership adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost (finance leases and loans). Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

Effective January 1, 2023, the Partnership measures the Allowance for Credit Losses (“ACL”) on a pooled basis, as all receivables are considered to share similar risk characteristics. The ACL is estimated using a weighted-average remaining maturity (“WARM”) methodology, which applies the Partnership’s historical loss experience to the expected remaining contractual life of the pooled receivable portfolio, adjusted for anticipated prepayments when applicable. The model reflects expected lifetime credit losses based on historical data, current conditions, and reasonable and supportable forecasts. In addition to the quantitative model output, management incorporates qualitative adjustments to capture credit risks and environmental factors not fully reflected in historical loss rates. For the current period, qualitative factors considered include:

●	Changes in local economic and business conditions contributing to stronger economic activity;
●	Changes in the volume and severity of past due loans; and
●	Macroeconomic indicators, including a rise in unemployment.

Based on these factors, management applied a 0.25% qualitative adjustment to the pooled receivables portfolio to reflect both current conditions as well as reasonable and supportable forecasts. The combination of the WARM model results and qualitative adjustments represents management’s best estimate of lifetime expected credit losses for the pooled receivables portfolio.

Long-lived Asset Impairments — The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. For the three month periods ended March 31, 2025 and 2024, no impairment was determined to exist for other assets.

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

The Partnership has adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the interim financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2024 and 2023 and does not expect any material adjustments to be made. The tax years 2024, 2023 and 2022 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

The Partnership adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, as required. See Note 11, Segment Information, for the disclosures resulting from adoption.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the interim financial statements.

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At March 31, 2025 and 2024, the Partnership has a due from its Investment Manager balance of $263,248 and $311,675, respectively, which is included in Other Assets in the balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at March 31, 2025 and 2024.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. Effective January 1, 2023, the Investment Manager reduced the management fee from $62,500 per month ($750,000 per annum) to $50,000 per month ($600,000 per annum). Effective January 1, 2024, the Investment Manager reduced the management fee from $50,000 per month ($600,000 per annum) to $35,000 per month ($420,000 per annum). Effective January 1, 2025, the Investment Manager reduced the management fee from $35,000 per month ($420,000 per annum) to approximately $16,140 per month (approximately $193,700 per annum). During 2025, the Partnership, Investment Manager and General Partner entered into a Right of Offset agreement pursuant to which amounts due from the Investment Manager for organizational and offering expenses are offset against distributions payable to the General Partner and future distributions payable to the General Partner, with any remaining amounts to be offset against amounts otherwise payable to the Investment Manager for services rendered to the Partnership. which will be used to offset the Partnership’s due from its Investment Manager balance and the General Partner’s deficit capital balance. For the three months ended March 31, 2025, the Partnership recognized management fee expense of $48,427. During the period, $48,427 was settled through the offset arrangement, resulting in amounts due from the Investment Manager of $263,248 and distributions payable to the General Partner of $117,968 at March 31, 2025. For the three months ended March 31, 2024, the Partnership paid $105,000 in management fee expense to the Investment Manager.

4. Investments in Finance Leases.

At March 31, 2025 and December 31, 2024, net investments in finance leases consisted of the following:

	March 31, 2025	December 31, 2024

Minimum rents receivable	$630,146	$827,661
Unearned income	(22,140)	(37,866)
Investments in finance leases	$608,006	$789,795
Less: Allowance for credit losses	(14,000)	(20,000)
Investments in finance leases, net	$594,006	$769,795

The following table presents a maturity analysis of the lease payments due to the Partnership on finance leases over the next five years and thereafter:

As of March 31, (unaudited)
2026	$630,146
2027	—
2028	—
2029	—
2030	—
Thereafter	—
Total	$630,146

The following table presents the activity in the allowance for credit losses at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Allowance for credit losses:
Beginning balance	$20,000	$82,000
Change in allowance for credit losses	(6,000)	(62,000)
Total ending allowance balance	$14,000	$20,000

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

The following table summarizes the aging category of our amortized cost of finance receivables by origination year:

	March 31, 2025			Total Finance
	2021	2020	2019	Receivables

North America:
Current	$608,006	$—	$—	$608,006

The following table presents the activity in the deferred revenue account for the three months ended March 31, 2025 and for the year ended December 31, 2024:

	March 31, 2025	December 31, 2024
Deferred Revenue:
Beginning balance	$35,518	$526,677
Additions during the period	—	1,833
Revenue earned during the period	—	(492,992)
Ending balance	$35,518	$35,518

5. Other Assets.

As of March 31, 2025, other assets of $3,043,391 primarily consists of equipment inventory that is off lease and actively being remarketed for re-lease/sale and is primarily made up of $2,250,000 related to infrastructure equipment, $239,650 related to furniture, kitchen equipment and vehicles, $165,177 related to various small finance leases and $128,733 related to LED lighting equipment. During the three months ended March 31, 2025, the Partnership did not record any impairment. As of December 31, 2024, other assets of $3,096,859 primarily consists of equipment inventory that is off lease and actively being remarketed for re-lease/sale and is primarily made up of $2,250,000 related to infrastructure equipment, $239,650 related to furniture, kitchen equipment and vehicles, $166,801 related to various small finance leases and $128,733 related to LED lighting equipment. During the year ended December 31, 2024, the Partnership recorded impairments totaling $451,851 as follows: recorded an impairment on the infrastructure equipment of $247,297, recorded an impairment on various small finance leases of $172,371 and recorded an impairment on the LED lighting equipment of $32,183.

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

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	March 31, 2025			December 31, 2024
	Carrying Value	Fair Value	Level	Carrying Value	Fair Value	Level
	(unaudited)	(unaudited)
Assets:
Collateralized loans receivable	$—	$—	3	$11,294	$11,294	3

The following table presents assets measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Carrying Value	Fair Value	Level	Carrying Value	Fair Value	Level
	(unaudited)	(unaudited)
Assets:
Other Assets	$3,043,391	$3,043,391	3	$3,096,859	$3,096,859	3

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

8. Business Concentrations

For the three months ended March 31, 2025, the Partnership had two lessees which accounted for approximately 55% and 45% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2024, the Partnership had four lessees which accounted for approximately 36%, 30%, 21%, and 11% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2025, the Partnership had one promissory note which accounted for approximately 100% of the Partnership’s interest income derived from collateralized loans receivable. For the three months ended March 31, 2024, the Partnership had two promissory notes which accounted for approximately 71% and 29% of the Partnership’s interest income derived from collateralized loans receivable.

At March 31, 2025, the Partnership had two lessees which accounted for approximately 51% and 49% of the Partnership’s investment in finance leases. At March 31, 2024, the Partnership had three lessees which accounted for approximately 36%, 32%, and 25% of the Partnership’s investment in finance leases. At March 31, 2025, the Partnership had no investment in collateralized loans receivable. At March 31, 2024, the Partnership had two promissory notes which accounted for approximately 78% and 22% of the Partnership’s investment in collateralized loans receivable.

9. Geographic Information

As of March 31, 2025 and December 31, 2024, all of the Partnership’s revenue and assets are based in the United States.

10. Commitments and Contingencies

As of March 31, 2025 and December 31, 2024, the Partnership has no unfunded commitments.

11. Segment Information

The Partnership operates in one reportable segment consisting of the ownership and investment in leased equipment and related financings and the remarketing and sale of equipment and other assets during the Partnership’s Liquidation Period. The Partnership’s Chief Operating Decision Maker (“CODM”) is the chief executive officer, who reviews financial information presented on a consolidated basis. The CODM assesses performance for the Partnership’s single reportable segment and decides how to allocate resources based on net income (see the Condensed Statements of Operations). The Partnership’s objective in making resource allocation decisions is to optimize the financial results.

The accounting policies of the Partnership’s single reportable segment are the same as those described in the summary of significant accounting policies. As the Partnership’s operations comprise of a single reporting segment, the measure of segment assets is reported in the accompanying balance sheets as “Total Assets.” Net income, which is reported in the accompanying Condensed Statements of Operations as “Net loss attributable to the Partnership” is the measure of segment profit or loss that is most consistent with GAAP that is regularly reviewed by the CODM. Net income is used by the CODM in assessing the performance of the segment and the significant segment expenses are listed on the accompanying Condensed Statements of Operations.

12. Subsequent Events

In May 2025, in connection with a lease facility agreement entered into on December 5, 2019 that was later reclassified to other assets, the Partnership executed a Purchase and Sale Agreement with a third party to buy out the equipment for $240,625 and in August 2025, the Partnership received the buyout payment of $240,625.

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

We are currently in the Liquidation Period. The Operating Period concluded on October 3, 2021. The Offering Period concluded on March 31, 2019. During the Operating Period, we invested most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and concluded on October 3, 2021. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded an immaterial capital reserve. The Liquidation Period, which began on October 4, 2021, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. The General Partner extended the Liquidation Period through December 31, 2026.

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

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, which is determined at lease inception, based upon the terms of each lease, or when there are significant changes to the lease terms. Initial direct costs are incremental costs of a lease that would not have been incurred if the lease had not been obtained. Initial direct costs that qualify for capitalization are included in the measurement of the applicable lease investment and recognized over the lease term in accordance with the applicable lease accounting guidance. Costs that would have been incurred regardless of whether the lease was obtained are expensed as incurred. For a finance lease, initial direct costs are capitalized and amortized over the lease term using the effective interest rate method. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

Effective January 1, 2023, the Partnership measures the ACL on a pooled basis, as all receivables are considered to share similar risk characteristics. The ACL is estimated using a WARM methodology, which applies the Partnership’s historical loss experience to the expected remaining contractual life of the pooled receivable portfolio, adjusted for anticipated prepayments when applicable. The model reflects expected lifetime credit losses based on historical data, current conditions, and reasonable and supportable forecasts. In addition to the quantitative model output, management incorporates qualitative adjustments to capture credit risks and environmental factors not fully reflected in historical loss rates. For the current period, qualitative factors considered include:

●	Changes in local economic and business conditions contributing to stronger economic activity;
●	Changes in the volume and severity of past due loans; and
●	Macroeconomic indicators, including a rise in unemployment.

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

We are currently in our Liquidation Period. The Offering Period was declared effective by the SEC on August 11, 2016, and concluded on March 31, 2019. The Operating Period began on the date we admitted our first Limited Partners, at the initial closing, which occurred on October 3, 2016 and concluded on October 3, 2021. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded an immaterial capital reserve. The Liquidation Period, which began on October 4, 2021, is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. The General Partner extended the Liquidation Period through December 31, 2026. Through March 31, 2023, the Partnership admitted 617 Limited Partners with total capital contributions of $25,371,709 resulting in the sale of 2,537,170.91 Units. The Partnership received cash contributions of $24,718,035 and applied $653,674 which would have otherwise been paid as sales commission to the purchase of 65,367.46 additional Units.

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

Results of Operations for the Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

Our revenue for the three months ended March 31, 2025 and 2024 is summarized as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	(unaudited)	(unaudited)
Revenue:
Finance income	$15,726	$78,645
Interest income	131	2,151
Total Revenue	$15,857	$80,796
Change in allowance for credit losses	6,000	45,000
Revenue, net	$21,857	$125,796

For the three months ended March 31, 2025, we received monthly lease payments of approximately $197,500 and recognized $15,726 in finance income from various finance leases during the same period. Finance income decreased by $62,919, or approximately 80%, to $15,726 for the three months ended March 31, 2025 from $78,645 for the comparable 2024 period. The decreases primarily reflect the continued runoff of the Partnership’s finance lease portfolio as contractual payments were collected and leases matured during the Liquidation Period. At March 31, 2025, net investments in finance leases had declined to $594,006 from $769,795 at December 31, 2024. We also recognized $131 in interest income from collateralized loans receivable during the same period. During the three months ended March 31, 2025, the Partnership recognized a $6,000 credit loss benefit reflecting a reduction in the allowance for credit losses from $20,000 at December 31, 2024 to $14,000 at March 31, 2025. The decrease in the allowance was principally attributable to the continued runoff of the finance lease portfolio, together with management’s assessment of expected lifetime credit losses under its CECL methodology.

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

Our expenses for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$48,427	$105,000
Interest expense	-	-
Professional fees	64,001	97,443
Administration expense	37,420	35,734
Other expenses	950	11,293
Total Expenses	$150,798	$249,470

For the three months ended March 31, 2025, we incurred $150,798 in total expenses. We paid $48,427 in management fees to our Investment Manager during the three months ended March 31, 2025. Effective January 1, 2025, the Investment Manager reduced the management fee from $35,000 per month ($420,000 per annum) to approximately $16,140 per month (approximately $193,700 per annum) which will be used to offset the Partnership’s due from its Investment Manager balance and the General Partner’s deficit capital balance. We recognized $37,420 in administration expenses. Administration expenses mainly consist of expenses paid to the fund administrator. We also incurred $64,001 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC, consulting services and fees related to storage and remarketing of equipment classified as other assets on our balance sheets.

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

Net Loss

As a result of the factors discussed above, we reported a net loss for the three months ended March 31, 2025 of $128,941, as compared to a net loss of $123,674 for the three months ended March 31, 2024.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$(156,771)	$(60,024)
Investing activities	$193,083	$1,093,582
Financing activities	$(3,268)	$(1,035,979)

Sources of Liquidity

We are currently in our Liquidation Period, which has been extended by our General Partner through December 31, 2026. Our principal sources of liquidity are existing cash and cash equivalents, collections from our remaining finance lease investments, and proceeds from the sale or other disposition of equipment classified within Other Assets.

At March 31, 2025, we had cash and cash equivalents of approximately $822 thousand, net investments in finance leases of approximately $594,000, and Other Assets of approximately $3.04 million. Our remaining finance lease portfolio is expected to continue to generate contractual collections through 2026. We are also actively seeking to monetize equipment included within Other Assets through re-lease or sale.

Our principal expected uses of liquidity during the remainder of the Liquidation Period include management fees, professional and administrative expenses, costs associated with maintaining and remarketing equipment, satisfaction of remaining liabilities, and distributions to partners when determined appropriate.

The timing and amount of proceeds ultimately realized from the disposition of our remaining equipment assets are subject to uncertainty and depend upon market conditions, buyer demand and other factors.

Operating Activities

Net cash used in operating activities was $156,771 for the three months ended March 31, 2025 compared with $60,024 for the comparable 2024 period. The 2025 operating cash flows reflected a net loss of $128,941, partially offset by a $53,468 decrease in Other Assets, while a decrease in accounts payable and accrued liabilities used approximately $75,298 of cash.

Cash used in operating activities for the three months ended March 31, 2024 was $60,024 and was primarily driven by the following factors; a net loss for the three months ended March 31, 2024 of approximately $124,000, a decrease in impairment and change in allowance for credit losses of approximately $45,000, a decrease in deferred revenue of approximately $194,000, and a decrease in accounts payable and accrued liabilities of $55,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions. Offsetting these fluctuations was an increase in other assets of approximately $358,000.

Investing Activities

Cash provided by investing activities was $193,083 for the three months ended March 31, 2025, which consisted of finance income of approximately $16,000, net of receipt of approximately $197,500 in minimum rental payments from finance leases, and approximately $11,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

Cash provided by investing activities was $1,093,582 for the three months ended March 31, 2024, which consisted of finance income of approximately $79,000, net of receipt of approximately $1,127,000 in minimum rental payments from finance leases, and approximately $45,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2025 was $3,268, which was primarily due to cash paid for limited partner distributions.

Cash used in financing activities for the three months ended March 31, 2024 was $1,035,979, which was primarily due to cash paid for limited partner distributions.

Distributions

During our Operating Period, we paid cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. Beginning as of January 1, 2023, we increased our distribution to 9.5%, paid quarterly at 2.375% of capital contributions. Beginning as of October 1, 2023, we decreased our distribution to 16%, paid quarterly at 4% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the three months ended March 31, 2025, we made quarterly cash distributions to our Limited Partners totaling approximately $3,268. During the three months ended March 31, 2024, we made quarterly cash distributions to our Limited Partners totaling approximately $1,035,979. During the three months ended March 31, 2024 and 2023, we declared and accrued distributions payable of $0 and $1,008,279, respectively, for our Limited Partners. Of these amounts, $0 and $1,008,279 remained payable and outstanding at March 31, 2025 and 2024, respectively. At March 31, 2025 and 2024 we declared and accrued distributions of $0 and $10,083, respectively, for distributions to our General Partner. Distributions payable to our General Partner totaled $117,968 and $105,946, respectively, at March 31, 2025 and 2024.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

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

As of March 31, 2025 and December 31, 2024, the Partnership has no unfunded commitments.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of March 31, 2025, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our internal control over financial reporting during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-211626

ASIF GP, LLC

General Partner of the Registrant

Date: November 5, 2026

/s/ Claudine Aquillon
Claudine Aquillon
Chief Executive Officer

