Form 10-Q
period 2025-06-30
Arboretum Silverleaf Income Fund, L.P.
filed 2026-11-05
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

Arboretum Silverleaf Income Fund, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	June 30,	December 31,
	2025	2024

Assets

Cash and cash equivalents	$866,658	$789,403
Investments in finance leases, net of allowance for credit losses of $10,000 and $20,000, respectively	389,183	769,795
Collateralized loans receivable, including accrued interest of $0 and $167, respectively	-	11,294
Other assets	3,041,967	3,096,859
Total Assets	$4,297,808	$4,667,351

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$227,229	$309,643
Distributions payable to General Partner	117,968	117,968
Security deposit payable	75,000	75,000
Deferred revenue	35,518	35,518
Total Liabilities	455,715	538,129

Partners’ Equity (Deficit):
Limited Partners	4,030,907	4,315,200
General Partner	(188,814)	(185,978)
Total Equity	3,842,093	4,129,222
Total Liabilities and Partners’ Equity	$4,297,808	$4,667,351

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

Condensed Statements of Operations

Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	For Six Months Ended June 30, 2025	For Six Months Ended June 30, 2024
Revenue
Finance income	$10,881	$65,487	$26,607	$144,132
Interest income	-	1,200	131	3,351
Total Revenue	10,881	66,687	26,738	147,483
Change in allowance for credit losses	4,000	8,000	10,000	53,000
Revenue, net	14,881	74,687	36,738	200,483

Expenses
Management fees - Investment Manager	48,427	105,000	96,854	210,000
Professional fees	86,164	86,847	150,165	184,290
Administration expense	34,325	34,372	71,745	70,106
Other expenses	710	3,761	1,660	15,054
Total Expenses	169,626	229,980	320,424	479,450
Net loss	$(154,745)	$(155,293)	$(283,686)	$(278,967)

Net loss attributable to the Partnership
Limited Partners	$(153,198)	$(153,740)	$(280,849)	$(276,177)
General Partner	(1,547)	(1,553)	(2,837)	(2,790)
Net loss attributable to the Partnership	$(154,745)	$(155,293)	$(283,686)	$(278,967)

Weighted average number of limited partnership interests outstanding	2,520,653.57	2,520,653.57	2,520,653.57	2,520,653.57

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.06)	$(0.06)	$(0.11)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Changes in Partners’ Equity (Deficit)

Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2025	2,520,653.57	4,129,222	(185,978)	4,315,200

Net loss	-	(128,941)	(1,289)	(127,652)
Distributions to partners	-	(3,268)	-	(3,268)

Balance, March 31, 2025	2,520,653.57	$3,997,013	$(187,267)	$4,184,280

Net loss	-	(154,745)	(1,547)	(153,198)
Distributions to partners	-	(175)	-	(175)

Balance, June 30, 2025	2,520,653.57	$3,842,093	$(188,814)	$4,030,907

Balance, January 1, 2024	2,520,653.57	$7,502,563	$(152,465)	$7,655,028

Net loss	-	(123,674)	(1,237)	(122,437)
Distributions to partners	-	(1,018,362)	(10,083)	(1,008,279)

Balance, March 31, 2024	2,520,653.57	$6,360,527	$(163,785)	$6,524,312

Net loss	-	(155,293)	(1,553)	(153,740)
Distributions to partners	-	(763,769)	(7,562)	(756,207)

Balance, June 30, 2024	2,520,653.57	$5,441,465	$(172,900)	$5,614,365

(1)	Reflects the adoption of the FASB guidance as referenced in Note 2

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Cash Flows

Six Months Ended June 30, 2025 and 2024

(Unaudited)

	For Six Months Ended	For Six Months Ended
	June 30, 2025	June 30, 2024

Cash flows from operating activities:
Net loss	$(283,686)	$(278,967)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for credit losses	(10,000)	(53,000)
Change in operating assets and liabilities:
Other assets	102,355	696,587
Accounts payable and accrued liabilities	(82,414)	(928)
Deferred revenue	-	(399,140)
Net cash used in operating activities	(273,745)	(35,448)

Cash flows from investing activities:
Change in leases, net	343,149	1,732,549
Origination and purchases of loans receivable, net of amortization, prepayments and satisfactions	11,294	67,280
Net cash provided by investing activities	354,443	1,799,829

Cash flows from financing activities:
Cash paid for Limited Partner distributions	(3,443)	(2,044,258)
Net cash used in financing activities	(3,443)	(2,044,258)

Net increase (decrease) in cash and cash equivalents	77,255	(279,877)
Cash and cash equivalents, beginning of period	789,403	1,413,203
Cash and cash equivalents, end of period	$866,658	$1,133,326

Supplemental disclosure of non-cash investing and financing activities:
Distributions payable to General Partner	$-	$17,645
Distributions payable to Limited Partners	$-	$756,207
Reclassification of investment in finance lease to other assets	$47,463	$4,935

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

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

During our Operating Period, we intended to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. Beginning as of January 1, 2023, we increased our distribution to 9.5%, paid quarterly at 2.375% of capital contributions. Beginning as of April 1, 2023, we increased our distribution to 24%, paid quarterly at 6% of capital contributions. Beginning as of October 1, 2023, we decreased our distribution to 16%, paid quarterly at 4% of capital contributions. Beginning as of April 1, 2024, we decreased our distribution to 12%, paid quarterly at 3% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the six months ended June 30, 2025 and 2024, we made quarterly cash distributions to our Limited Partners totaling $3,443 and $2,044,258, respectively. During the six months ended June 30, 2025 and 2024, we declared and accrued distributions payable of $3,443 and $1,764,486, respectively, for our Limited Partners. Of these amounts, $0 and $756,207 remained payable and outstanding at June 30, 2025 and 2024, respectively. At June 30, 2025 and 2024 we declared and accrued distributions of $0 and $7,562, respectively, for distributions to our General Partner. Distributions payable to our General Partner totaled $117,968 and $113,508, respectively, at June 30, 2025 and 2024.

2. Summary of Significant Accounting Policies.

Basis of Presentation — The interim balance sheets, statements of operations, statements of changes in partners’ equity and statements of cash flows of the Partnership at June 30, 2025 and 2024 and for the three and six months ended June 30, 2025 and 2024 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these interim financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim financial statements should be read in conjunction with the financial statements and notes contained in the Partnership’s 2024 annual report on Form 10-K, as filed with the SEC on March 2, 2026.

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

Finance Lease Receivables and Allowance for Loan and Lease Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for credit losses on doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for credit losses on doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At June 30, 2025, an allowance for credit losses on doubtful lease, notes and loan accounts was deemed necessary, in the opinion of the Investment Manager, and an allowance of $10,000 was recorded. At December 31, 2024, an allowance for credit losses on doubtful lease, notes and loan accounts was deemed necessary, in the opinion of the Investment Manager, and an allowance of $20,000 was recorded. The Partnership adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost (finance leases and loans). Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

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

Long-lived Asset Impairments — The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. For the six month periods ended June 30, 2025 and 2024, no impairment was determined to exist for other assets.

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of June 30, 2025, there were no expected liabilities to be incurred under the BBA.

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

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At June 30, 2025 and 2024, the Partnership has a due from its Investment Manager balance of $214,821and $311,675, respectively, which is included in Other Assets in the balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at June 30, 2025 and 2024.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. Effective January 1, 2023, the Investment Manager reduced the management fee from $62,500 per month ($750,000 per annum) to $50,000 per month ($600,000 per annum). Effective January 1, 2024, the Investment Manager reduced the management fee from $50,000 per month ($600,000 per annum) to $35,000 per month ($420,000 per annum). Effective January 1, 2025, the Investment Manager reduced the management fee from $35,000 per month ($420,000 per annum) to approximately $16,140 per month (approximately $193,700 per annum) which will be used to offset the Partnership’s due from its Investment Manager balance and the General Partner’s deficit capital balance. For the three and six months ended June 30, 2025, the Partnership recognized management fee expense of $48,427 and $96,854, respectively. During the period, $48,427 and $96,854, respectively, was settled through the offset arrangement, resulting in amounts due from the Investment Manager of $214,821 and distributions payable to the General Partner of $117,968 at June 30, 2025. For the three and six months ended June 30, 2024, the Partnership paid $105,000 and $210,000, respectively, in management fee expense to the Investment Manager.

4. Investments in Finance Leases.

At June 30, 2025 and December 31, 2024, net investments in finance leases consisted of the following:

	June 30, 2025	December 31, 2024
Minimum rents receivable	$408,609	$827,661
Unearned income	(9,426)	(37,866)
Investments in finance leases	$399,183	$789,795
Less: Allowance for credit losses	(10,000)	(20,000)
Investments in finance leases, net	$389,183	$769,795

The following table presents a maturity analysis of the lease payments due to the Partnership on finance leases over the next five years and thereafter:

As of June 30, (unaudited)
2026	$408,609
2027	—
2028	—
2029	—
2030	—
Thereafter	—
Total	$408,609

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Allowance for credit losses:
Beginning balance	$14,000	$20,000
Change in allowance for credit losses	(4,000)	(10,000)
Total ending allowance balance	$10,000	$10,000

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

The following table summarizes the aging category of our amortized cost of finance receivables by origination year:

	June 30, 2025
				Total Finance
	2021	2020	2019	Receivables
North America:
Current	$399,183	$—	$—	$399,183

The following table presents the activity in the deferred revenue account for the six months ended June 30, 2025 and for the year ended December 31, 2024:

	June 30, 2025	December 31, 2024
Deferred Revenue:
Beginning balance	$35,518	$526,677
Additions during the period	—	1,833
Revenue earned during the period	—	(492,992)
Ending balance	$35,518	$35,518

5. Other Assets.

As of June 30, 2025, other assets of $3,041,967 primarily consists of equipment inventory that is off lease and actively being remarketed for re-lease/sale and is primarily made up of $2,250,000 related to infrastructure equipment, $239,650 related to furniture, kitchen equipment and vehicles, $208,790 related to various small finance leases and $128,733 related to LED lighting equipment. During the three and six months ended June 30, 2025, the Partnership did not record any impairment. As of December 31, 2024, other assets of $3,096,859 primarily consists of equipment inventory that is off lease and actively being remarketed for re-lease/sale and is primarily made up of $2,250,000 related to infrastructure equipment, $239,650 related to furniture, kitchen equipment and vehicles, $166,801 related to various small finance leases and $128,733 related to LED lighting equipment. During the year ended December 31, 2024, the Partnership recorded impairments totaling $451,851 as follows: recorded an impairment on the infrastructure equipment of $247,297, recorded an impairment on various small finance leases of $172,371 and recorded an impairment on the LED lighting equipment of $32,183.

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

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	June 30, 2025			December 31, 2024
	Carrying	Fair		Carrying	Fair
	Value	Value	Level	Value	Value	Level
	(unaudited)	(unaudited)
Assets:
Collateralized loans receivable	$—	$—	3	$11,294	$11,294	3

The following table presents assets measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Carrying Value	Fair Value	Level	Carrying Value	Fair Value	Level
	(unaudited)	(unaudited)
Assets:
Other Assets	$3,041,967	$3,041,967	3	$3,096,859	$3,096,859	3

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

8. Business Concentrations

For the six months ended June 30, 2025, the Partnership had two lessees which accounted for approximately 53% and 47% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2024, the Partnership had three lessees which accounted for approximately 40%, 33%, and 20% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2025, the Partnership had one promissory note which accounted for approximately 100% of the Partnership’s interest income derived from collateralized loans receivable. For the six months ended June 30, 2024, the Partnership had two promissory notes which accounted for approximately 81% and 19% of the Partnership’s interest income derived from collateralized loans receivable.

At June 30, 2025, the Partnership had two lessees which accounted for approximately 55% and 45% of the Partnership’s investment in finance leases. At June 30, 2024, the Partnership had three lessees which accounted for approximately 40%, 30%, and 30% of the Partnership’s investment in finance leases. At June 30, 2025, the Partnership had no investment in collateralized loans receivable. At June 30, 2024, the Partnership had one promissory note which accounted for approximately 100% of the Partnership’s investment in collateralized loans receivable.

9. Geographic Information

As of June 30, 2025 and December 31, 2024, all of the Partnership’s revenue and assets are based in the United States.

10. Commitments and Contingencies

As of June 30, 2025 and December 31, 2024 , the Partnership has no unfunded commitments.

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

Results of Operations for the Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

Our revenue for the three months ended June 30, 2025 and 2024 is summarized as follows:

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024
	(unaudited)	(unaudited)
Revenue:
Finance income	$10,881	$65,487
Interest income	-	1,200
Total Revenue	$10,881	$66,687
Change in allowance for credit losses	4,000	8,000
Revenue, net	$14,881	$74,687

For the three months ended June 30, 2025, we received monthly lease payments of approximately $172,500 and recognized $10,881 in finance income from various finance leases during the same period. Finance income decreased by $54,606, or approximately 83%, to $10,881 for the three months ended June 30, 2025 from $65,487 for the comparable 2024 period. The decreases primarily reflect the continued runoff of the Partnership’s finance lease portfolio as contractual payments were collected and leases matured during the Liquidation Period. At June 30, 2025, net investments in finance leases had declined to $389,183 from $769,795 at December 31, 2024. During the three months ended June 30, 2025, the Partnership recognized a $4,000 credit loss benefit reflecting a reduction in the allowance for credit losses from $14,000 at March 31, 2025 to $10,000 at June 30, 2025. The decrease in the allowance was principally attributable to the continued runoff of the finance lease portfolio, together with management’s assessment of expected lifetime credit losses under its CECL methodology.

For the three months ended June 30, 2024, we received monthly lease payments of approximately $749,000 and recognized $65,487 in finance income from various finance leases during the same period. We also recognized $1,200 in interest income from collateralized loans receivable during the same period. We also recognized $8,000 from a change in allowance for credit losses during the same period.

Our expenses for the three months ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$48,427	$105,000
Professional fees	86,164	86,847
Administration expense	34,325	34,372
Other expenses	710	3,761
Total Expenses	$169,626	$229,980

For the three months ended June 30, 2025, we incurred $169,626 in total expenses. We paid $48,427 in management fees to our Investment Manager during the three months ended June 30, 2025. Effective January 1, 2025, the Investment Manager reduced the management fee from $35,000 per month ($420,000 per annum) to approximately $16,140 per month (approximately $193,700 per annum) which will be used to offset the Partnership’s due from its Investment Manager balance and the General Partner’s deficit capital balance. We recognized $34,325 in administration expenses. Administration expenses mainly consist of expenses paid to the fund administrator. We also incurred $86,164 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC, consulting services and fees related to storage and remarketing of equipment classified as other assets on our balance sheets.

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

Net Loss

As a result of the factors discussed above, we reported a net loss for the three months ended June 30, 2025 of $154,745, as compared to a net loss of $155,293 for the three months ended June 30, 2024.

Results of Operations for the Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

Our revenue for the six months ended June 30, 2025 and 2024 is summarized as follows:

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
	(unaudited)	(unaudited)
Revenue:
Finance income	$26,607	$144,132
Interest income	131	3,351
Total Revenue	$26,738	$147,483
Change in allowance for credit losses	10,000	53,000
Revenue, net	$36,738	$200,483

For the six months ended June 30, 2025, we received monthly lease payments of approximately $370,000 and recognized $26,607 in finance income from various finance leases during the same period. Finance income decreased by $117,525, or approximately 82%, to $26,607 for the six months ended June 30, 2025 from $144,132 for the comparable 2024 period. The decreases primarily reflect the continued runoff of the Partnership’s finance lease portfolio as contractual payments were collected and leases matured during the Liquidation Period. At June 30, 2025, net investments in finance leases had declined to $389,183 from $769,795 at December 31, 2024. We also recognized $131 in interest income from collateralized loans receivable during the same period. During the six months ended June 30, 2025, the Partnership recognized a $10,000 credit loss benefit reflecting a reduction in the allowance for credit losses from $20,000 at December 31, 2024 to $10,000 at June 30, 2025. The decrease in the allowance was principally attributable to the continued runoff of the finance lease portfolio, together with management’s assessment of expected lifetime credit losses under its CECL methodology.

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

Our expenses for the three months ended June 30, 2025 and 2024 are summarized as follows:

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$96,854	$210,000
Professional fees	150,165	184,290
Administration expense	71,745	70,106
Other expenses	1,660	15,054
Total Expenses	$320,424	$479,450

For the six months ended June 30, 2025, we incurred $320,424 in total expenses. We paid $96,854 in management fees to our Investment Manager during the six months ended June 30, 2025. Effective January 1, 2025, the Investment Manager reduced the management fee from $35,000 per month ($420,000 per annum) to approximately $16,140 per month (approximately $193,700 per annum) which will be used to offset the Partnership’s due from its Investment Manager balance and the General Partner’s deficit capital balance. We recognized $71,745 in administration expenses. Administration expenses mainly consist of expenses paid to the fund administrator. We also incurred $150,165 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC, consulting services and fees related to storage and remarketing of equipment classified as other assets on our balance sheets.

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

Net Loss

As a result of the factors discussed above, we reported a net loss for the six months ended June 30, 2025 of $283,686, as compared to a net loss of $278,967 for the six months ended June 30, 2024.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$(273,745)	$(35,448)
Investing activities	$354,443	$1,799,829
Financing activities	$(3,443)	$(2,044,258)

Sources of Liquidity

We are currently in our Liquidation Period, which has been extended by our General Partner through December 31, 2026. Our principal sources of liquidity are existing cash and cash equivalents, collections from our remaining finance lease investments, and proceeds from the sale or other disposition of equipment classified within Other Assets.

At June 30, 2025, we had cash and cash equivalents of approximately $867 thousand, net investments in finance leases of approximately $389,000, and Other Assets of approximately $3.04 million. Our remaining finance lease portfolio is expected to continue to generate contractual collections through 2026. We are also actively seeking to monetize equipment included within Other Assets through re-lease or sale.

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

Operating Activities

Net cash used in operating activities was $273,745 for the six months ended June 30, 2025 compared with $35,448 for the comparable 2024 period. The 2025 operating cash flows reflected a net loss of $283,686, partially offset by a $102,355 decrease in Other Assets, while a decrease in accounts payable and accrued liabilities used approximately $82,414 of cash.

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

Investing Activities

Cash provided by investing activities was $354,443 for the six months ended June 30, 2025, which consisted of finance income of approximately $27,000, net of receipt of approximately $370,000 in minimum rental payments from finance leases, and approximately $11,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

Cash provided by investing activities was $1,799,829 for the six months ended June 30, 2024, which consisted of finance income of approximately $144,000, net of receipt of approximately $1,877,000 in minimum rental payments from finance leases, and approximately $67,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2025 was $3,443 which was primarily due to cash payments of approximately $3,400 in distributions to limited partners.

Cash used in financing activities for the six months ended June 30, 2024 was $2,044,258 which was primarily due to cash payments of approximately $2,044,000 in distributions to limited partners.

Distributions

During our Operating Period, we intended to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. Beginning as of January 1, 2023, we increased our distribution to 9.5%, paid quarterly at 2.375% of capital contributions. Beginning as of April 1, 2023, we increased our distribution to 24%, paid quarterly at 6% of capital contributions. Beginning as of October 1, 2023, we decreased our distribution to 16%, paid quarterly at 4% of capital contributions. Beginning as of April 1, 2024, we decreased our distribution to 12%, paid quarterly at 3% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the six months ended June 30, 2025 and 2024, we made quarterly cash distributions to our Limited Partners totaling $3,443 and $2,044,258, respectively. During the six months ended June 30, 2025 and 2024, we declared and accrued distributions payable of $3,443 and $1,764,486, respectively, for our Limited Partners. Of these amounts, $0 and $756,207 remained payable and outstanding at June 30, 2025 and 2024, respectively. At June 30, 2025 and 2024 we declared and accrued distributions of $0 and $7,562, respectively, for distributions to our General Partner. Distributions payable to our General Partner totaled $117,968 and $113,508, respectively, at June 30, 2025 and 2024.

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

As of June 30, 2025 and December 31, 2024, the Partnership has no unfunded commitments.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of June 30, 2025, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our internal control over financial reporting during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

