Form 10-Q
period 2025-09-30
Arboretum Silverleaf Income Fund, L.P.
filed 2026-11-05
CIK 1672773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

Arboretum Silverleaf Income Fund, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Balance Sheets

	September 30,	December 31,
	2025	2024

Assets

Cash and cash equivalents	$1,254,516	$789,403
Investments in finance leases, net of allowance for credit losses of $7,000 and $20,000, respectively	156,801	769,795
Collateralized loans receivable, including accrued interest of $0 and $167, respectively	-	11,294
Other assets	2,746,216	3,096,859
Total Assets	$4,157,533	$4,667,351

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued liabilities	$229,743	$309,643
Distributions payable to General Partner	117,968	117,968
Security deposit payable	75,000	75,000
Deferred revenue	28,221	35,518
Total Liabilities	450,932	538,129

Partners’ Equity (Deficit):
Limited Partners	3,896,770	4,315,200
General Partner	(190,169)	(185,978)
Total Equity	3,706,601	4,129,222
Total Liabilities and Partners’ Equity	$4,157,533	$4,667,351

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

Condensed Statements of Operations

Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended	Three Months Ended	For Nine Months Ended	For Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue
Finance income	$8,151	$38,170	$34,758	$182,302
Interest income	-	853	131	4,204
Total Revenue	8,151	39,023	34,889	186,506
Change in allowance for credit losses	3,000	5,000	13,000	58,000
Revenue, net	11,151	44,023	47,889	244,506

Expenses
Management fees - Investment Manager	48,427	105,000	145,281	315,000
Professional fees	77,829	87,796	227,994	272,086
Administration expense	20,387	34,166	92,132	104,272
Other expenses	-	-	1,660	15,054
Total Expenses	146,643	226,962	467,067	706,412
Net loss	$(135,492)	$(182,939)	$(419,178)	$(461,906)

Net loss attributable to the Partnership
Limited Partners	$(134,137)	$(181,110)	$(414,986)	$(457,287)
General Partner	(1,355)	(1,829)	(4,192)	(4,619)
Net loss attributable to the Partnership	$(135,492)	$(182,939)	$(419,178)	$(461,906)

Weighted average number of limited partnership interests outstanding	2,520,653.57	2,520,653.57	2,520,653.57	2,520,653.57

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(0.05)	$(0.07)	$(0.16)	$(0.18)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Changes in Partners’ Equity (Deficit)

Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Limited
	Partnership	Total	General	Limited
	Interests	Equity	Partner	Partners

Balance, January 1, 2025	2,520,653.57	4,129,222	(185,978)	4,315,200

Net loss	-	(128,941)	(1,289)	(127,652)
Distributions to partners	-	(3,268)	-	(3,268)

Balance, March 31, 2025	2,520,653.57	$3,997,013	$(187,267)	$4,184,280

Net loss	-	(154,745)	(1,547)	(153,198)
Distributions to partners	-	(175)	-	(175)

Balance, June 30, 2025	2,520,653.57	$3,842,093	$(188,814)	$4,030,907

Net loss	-	(135,492)	(1,355)	(134,137)

Balance, September 30, 2025	2,520,653.57	$3,706,601	$(190,169)	$3,896,770

Balance, January 1, 2024	2,520,653.57	$7,502,563	$(152,465)	$7,655,028

Net loss	-	(123,674)	(1,237)	(122,437)
Distributions to partners	-	(1,018,362)	(10,083)	(1,008,279)

Balance, March 31, 2024	2,520,653.57	$6,360,527	$(163,785)	$6,524,312

Net loss	-	(155,293)	(1,553)	(153,740)
Distributions to partners	-	(763,769)	(7,562)	(756,207)

Balance, June 30, 2024	2,520,653.57	$5,441,465	$(172,900)	$5,614,365

Net loss		(182,939)	(1,829)	(181,110)
Distributions to partners		(450,429)	(4,460)	(445,969)

Balance, September 30, 2024	2,520,653.57	$4,808,097	$(179,189)	$4,987,286

(1)	Reflects the adoption of the FASB guidance as referenced in Note 2

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Condensed Statements of Cash Flows

Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	For Nine Months Ended	For Nine Months Ended
	September 30, 2025	September 30, 2024

Cash flows from operating activities:
Net loss	$(419,178)	$(461,906)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for credit losses	(13,000)	(58,000)
Change in operating assets and liabilities:
Other assets	398,106	852,708
Accounts payable and accrued liabilities	(79,900)	15,324
Deferred revenue	(7,297)	(491,159)
Net cash used in operating activities	(121,269)	(143,033)

Cash flows from investing activities:
Change in leases, net	578,531	2,216,329
Origination and purchases of loans receivable, net of amortization, prepayments and satisfactions	11,294	77,852
Net cash provided by investing activities	589,825	2,294,181

Cash flows from financing activities:
Cash paid for Limited Partner distributions	(3,443)	(2,800,465)
Net cash used in financing activities	(3,443)	(2,800,465)

Net increase (decrease) in cash and cash equivalents	465,113	(649,317)
Cash and cash equivalents, beginning of period	789,403	1,413,203
Cash and cash equivalents, end of period	$1,254,516	$763,886

Supplemental disclosure of non-cash investing and financing activities:
Distributions payable to General Partner	$-	$22,105
Distributions payable to Limited Partners	$-	$445,969
Reclassification of investment in finance lease to other assets	$47,463	$30,255

 The accompanying notes are an integral part of these unaudited condensed financial statements.

Arboretum Silverleaf Income Fund, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2025 and 2024

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

During our Operating Period, we intended to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. Beginning as of January 1, 2023, we increased our distribution to 9.5%, paid quarterly at 2.375% of capital contributions. Beginning as of April 1, 2023, we increased our distribution to 24%, paid quarterly at 6% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the nine months ended September 30, 2025 and 2024, we made quarterly cash distributions to our Limited Partners totaling $3,443 and $2,800,465, respectively. During the nine months ended September 30, 2025 and 2024, we declared and accrued distributions payable of $3,443 and $2,210,455, respectively, for our Limited Partners. Of these amounts, $0 and $445,969 remained payable and outstanding at September 30, 2025 and 2024, respectively. At September 30, 2025 and 2024 we declared and accrued distributions of $0 and $4,460, respectively, for distributions to our General Partner. Distributions payable to our General Partner totaled $117,968 and $117,968, respectively, at September 30, 2025 and 2024.

2. Summary of Significant Accounting Policies.

Basis of Presentation — The interim balance sheets, statements of operations, statements of changes in partners’ equity and statements of cash flows of the Partnership at September 30, 2025 and 2024 and for the three and nine months ended September 30, 2025 and 2024 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these interim financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim financial statements should be read in conjunction with the financial statements and notes contained in the Partnership’s 2024 annual report on Form 10-K, as filed with the SEC on March 2, 2026.

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

Finance Lease Receivables and Allowance for Loan and Lease Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for credit losses on doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for credit losses on doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At September 30, 2025, an allowance for credit losses on doubtful lease, notes and loan accounts was deemed necessary, in the opinion of the Investment Manager, and an allowance of $7,000 was recorded. At December 31, 2024, an allowance for credit losses on doubtful lease, notes and loan accounts was deemed necessary, in the opinion of the Investment Manager, and an allowance of $20,000 was recorded. The Partnership adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost (finance leases and loans). Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

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

Long-lived Asset Impairments — The Partnership assesses the impairment of long-lived assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable (a triggering event). When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset’s carrying value. If impairment exists, the asset is written down to its estimated carrying value. For the nine month periods ended September 30, 2025 and 2024, impairment was determined to exist for other assets and an impairment loss was recorded for $0 and $0, respectively.

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

The Partnership has adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the interim financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity-level tax positions for the years ended December 31, 2024 and 2023 and does not expect any material adjustments to be made. The tax years 2024, 2023 and 2022 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

3. Related Party Transactions.

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership reimburses the General Partner for actual incurred organizational and offering costs not to exceed 1.5% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The Offering Period concluded on March 31, 2019 with the Partnership receiving $24,718,035 in total capital contributions and as a result, organizational and offering expenses were limited to $370,770 or 1.5% of total equity raised. The Partnership paid the General Partner an allowance for organizational and offering expenses totaling $926,374, and as a result, the General Partner and/or its Investment Manager were required to reimburse the Partnership organizational and offering expenses of $555,604. At September 30, 2025 and 2024, the Partnership has a due from its Investment Manager balance of $166,393 and $311,675, respectively, which is included in Other Assets in the balance sheets. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at September 30, 2025 and 2024.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, payable monthly in advance or (ii) $62,500 per month. Effective January 1, 2023, the Investment Manager reduced the management fee from $62,500 per month ($750,000 per annum) to $50,000 per month ($600,000 per annum). Effective January 1, 2024, the Investment Manager reduced the management fee from $50,000 per month ($600,000 per annum) to $35,000 per month ($420,000 per annum). Effective January 1, 2025, the Investment Manager reduced the management fee from $35,000 per month ($420,000 per annum) to approximately $16,140 per month (approximately $193,700 per annum). During 2025, the Partnership, Investment Manager and General Partner entered into a Right of Offset agreement pursuant to which amounts due from the Investment Manager for organizational and offering expenses are offset against distributions payable to the General Partner and future distributions payable to the General Partner, with any remaining amounts to be offset against amounts otherwise payable to the Investment Manager for services rendered to the Partnership. which will be used to offset the Partnership’s due from its Investment Manager balance and the General Partner’s deficit capital balance. For the three and nine months ended September 30, 2025, the Partnership recognized management fee expense of $48,427 and $145,281, respectively. During the period, $48,427 and $145,281, respectively, was settled through the offset arrangement, resulting in amounts due from the Investment Manager of $166,393 and distributions payable to the General Partner of $117,968 at September 30, 2025. For the three and nine months ended September 30, 2024, the Partnership paid $105,000 and $315,000, respectively, in management fee expense to the Investment Manager.

4. Investments in Finance Leases.

At September 30, 2025 and December 31, 2024, net investments in finance leases consisted of the following:

	September 30, 2025	December 31, 2024
Minimum rents receivable	$166,539	$827,661
Unearned income	(2,738)	(37,866)
Investments in finance leases	$163,801	$789,795
Less: Allowance for credit losses	(7,000)	(20,000)
Investments in finance leases, net	$156,801	$769,795

The following table presents a maturity analysis of the lease payments due to the Partnership on finance leases over the next five years and thereafter:

As of September 30, (unaudited)
2026	$166,539
2027	—
2028	—
2029	—
2030	—
Thereafter	—
Total	$166,539

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Allowance for credit losses:
Beginning balance	$10,000	$20,000
Change in allowance for credit losses	(3,000)	(13,000)
Total ending allowance balance	$7,000	$7,000

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

The following table summarizes the aging category of our amortized cost of finance receivables by origination year:

	September 30, 2025			Total Finance
	2021	2020	2019	Receivables
North America:
Current	$163,801	$—	$—	$163,801

The following table presents the activity in the deferred revenue account for the nine months ended September 30, 2025 and for the year ended December 31, 2024:

	September 30, 2025	December 31, 2024
Deferred Revenue:
Beginning balance	$35,518	$526,677
Additions during the period	—	1,833
Revenue earned during the period	(7,297)	(492,992)
Ending balance	$28,221	$35,518

5. Other Assets.

As of September 30, 2025, other assets of $2,746,216 primarily consists of equipment inventory that is off lease and actively being remarketed for re-lease/sale and is primarily made up of $2,250,000 related to infrastructure equipment, $201,090 related to various small finance leases and $128,733 related to LED lighting equipment. In May 2025, in connection with a lease facility agreement entered into on December 5, 2019 that was later reclassified to other assets, the Partnership executed a Purchase and Sale Agreement with a third party to buy out the equipment for $240,625 and in August 2025, the Partnership received the buyout payment of $240,625. The equipment had a net book value of $239,650 resulting in a net gain of $975. During the three and nine months ended September 30, 2025, the Partnership did not record any impairment. As of December 31, 2024, other assets of $3,096,859 primarily consists of equipment inventory that is off lease and actively being remarketed for re-lease/sale and is primarily made up of $2,250,000 related to infrastructure equipment, $239,650 related to furniture, kitchen equipment and vehicles, $166,801 related to various small finance leases and $128,733 related to LED lighting equipment. During the year ended December 31, 2024, the Partnership recorded impairments totaling $451,851 as follows: recorded an impairment on the infrastructure equipment of $247,297, recorded an impairment on various small finance leases of $172,371 and recorded an impairment on the LED lighting equipment of $32,183.

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

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	September 30, 2025			December 31, 2024
	Carrying	Fair		Carrying	Fair
	Value	Value	Level	Value	Value	Level
	(unaudited)	(unaudited)
Assets:
Collateralized loans receivable	$—	$—	3	$11,294	$11,294	3

The following table presents assets measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Carrying Value	Fair Value	Level	Carrying Value	Fair Value	Level
	(unaudited)	(unaudited)
Assets:
Other Assets	$2,746,216	$2,746,216	3	$3,096,859	$3,096,859	3

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

8. Business Concentrations

For the nine months ended September 30, 2025, the Partnership had two lessees which accounted for approximately 54% and 46% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2024, the Partnership had three lessees which accounted for approximately 40%, 33%, and 22% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2025, the Partnership had one promissory note which accounted for approximately 100% of the Partnership’s interest income derived from collateralized loans receivable. For the nine months ended September 30, 2024, the Partnership had two promissory notes which accounted for approximately 85% and 15% of the Partnership’s interest income derived from collateralized loans receivable.

At September 30, 2025, the Partnership had two lessees which accounted for approximately 86% and 14% of the Partnership’s investment in finance leases. At September 30, 2024, the Partnership had three lessees which accounted for approximately 45%, 35% and 20% of the Partnership’s investment in finance leases. At September 30, 2025, the Partnership had no investment in collateralized loans receivable. At September 30, 2024, the Partnership had one promissory note which accounted for approximately 100% of the Partnership’s investment in collateralized loans receivable.

9. Geographic Information

As of September 30, 2025 and December 31, 2024, all of the Partnership’s revenue and assets are based in the United States.

10. Commitments and Contingencies

As of September 30, 2025 and December 31, 2024, the Partnership has no unfunded commitments.

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

In May 2025, in connection with a lease facility agreement entered into on December 5, 2019 that was later reclassified to other assets, the Partnership executed a Purchase and Sale Agreement with a third party to buy out the equipment for $240,625 and in August 2025, the Partnership received the buyout payment of $240,625. The equipment had a net book value of $239,650 resulting in a net gain of $975.

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

Results of Operations for the Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

Our revenue for the three months ended September 30, 2025 and 2024 is summarized as follows:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)
Revenue:
Finance income	$8,151	$38,170
Interest income	-	853
Total Revenue	$8,151	$39,023
Change in allowance for credit losses	3,000	5,000
Revenue, net	$11,151	$44,023

For the three months ended September 30, 2025, we received monthly lease payments of approximately $243,000 and recognized $8,151 in finance income from various finance leases during the same period. Finance income decreased by $30,019, or approximately 79%, to $8,151 for the three months ended September 30, 2025 from $38,170 for the comparable 2024 period. The decreases primarily reflect the continued runoff of the Partnership’s finance lease portfolio as contractual payments were collected and leases matured during the Liquidation Period. At September 30, 2025, net investments in finance leases had declined to $156,801 from $769,795 at December 31, 2024. During the three months ended September 30, 2025, the Partnership recognized a $3,000 credit loss benefit reflecting a reduction in the allowance for credit losses from $10,000 at June 30, 2025 to $7,000 at September 30, 2025. The decrease in the allowance was principally attributable to the continued runoff of the finance lease portfolio, together with management’s assessment of expected lifetime credit losses under its CECL methodology.

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

Our expenses for the three months ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$48,427	$105,000
Professional fees	77,829	87,796
Administration expense	20,387	34,166
Total Expenses	$146,643	$226,962

For the three months ended September 30, 2025, we incurred $146,643 in total expenses. We paid $48,427 in management fees to our Investment Manager during the three months ended September 30, 2025. Effective January 1, 2025, the Investment Manager reduced the management fee from $35,000 per month ($420,000 per annum) to approximately $16,140 per month (approximately $193,700 per annum) which will be used to offset the Partnership’s due from its Investment Manager balance and the General Partner’s deficit capital balance. We recognized $20,387 in administration expense. Administration expense mainly consists of expenses paid to the fund administrator. We also incurred $77,829 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC, consulting services and fees related to storage and remarketing of equipment classified as other assets on our balance sheets.

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

Net Income (Loss)

As a result of the factors discussed above, we reported a net loss for the three months ended September 30, 2025 of $135,492, as compared to a net loss of $182,939 for the three months ended September 30, 2024.

Results of Operations for the Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

Our revenue for the nine months ended September 30, 2025 and 2024 is summarized as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)
Revenue:
Finance income	$34,758	$182,302
Interest income	131	4,204
Total Revenue	$34,889	$186,506
Change in allowance for credit losses	13,000	58,000
Revenue, net	$47,889	$244,506

For the nine months ended September 30, 2025, we received monthly lease payments of approximately $613,000 and recognized $34,758 in finance income from various finance leases during the same period. For the nine months ended September 30, 2025, finance income decreased by $147,544, or approximately 81%, to $34,758 from $182,302 for the comparable 2024 period. The decreases primarily reflect the continued runoff of the Partnership’s finance lease portfolio as contractual payments were collected and leases matured during the Liquidation Period. At September 30, 2025, net investments in finance leases had declined to $156,801 from $769,795 at December 31, 2024. We also recognized $131 in interest income from collateralized loans receivable during the same period. During the nine months ended September 30, 2025, the Partnership recognized a $13,000 credit loss benefit reflecting a reduction in the allowance for credit losses from $20,000 at December 31, 2024 to $7,000 at September 30, 2025. The decrease in the allowance was principally attributable to the continued runoff of the finance lease portfolio, together with management’s assessment of expected lifetime credit losses under its CECL methodology.

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

Our expenses for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$145,281	$315,000
Professional fees	227,994	272,086
Administration expense	92,132	104,272
Other expenses	1,660	15,054
Total Expenses	$467,067	$706,412

For the nine months ended September 30, 2025, we incurred $467,067 in total expenses. We paid $145,281 in management fees to our Investment Manager during the nine months ended September 30, 2025. Effective January 1, 2025, the Investment Manager reduced the management fee from $35,000 per month ($420,000 per annum) to approximately $16,140 per month (approximately $193,700 per annum) which will be used to offset the Partnership’s due from its Investment Manager balance and the General Partner’s deficit capital balance. We recognized $92,132 in administration expenses. Administration expenses mainly consist of expenses paid to the fund administrator. We also incurred $227,994 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC, consulting services and fees related to storage and remarketing of equipment classified as other assets on our balance sheets.

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

Net Loss

As a result of the factors discussed above, we reported a net loss for the nine months ended September 30, 2025 of $419,178, as compared to a net loss of $461,906 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$(121,269)	$(143,033)
Investing activities	$589,825	$2,294,181
Financing activities	$(3,443)	$(2,800,465)

Sources of Liquidity

We are currently in our Liquidation Period, which has been extended by our General Partner through December 31, 2026. Our principal sources of liquidity are existing cash and cash equivalents, collections from our remaining finance lease investments, and proceeds from the sale or other disposition of equipment classified within Other Assets.

At September 30, 2025, we had cash and cash equivalents of approximately $1.25 million, net investments in finance leases of approximately $157,000, and Other Assets of approximately $2.75 million. Our remaining finance lease portfolio is expected to continue to generate contractual collections through 2026. We are also actively seeking to monetize equipment included within Other Assets through re-lease or sale.

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

Operating Activities

Net cash used in operating activities was $121,269 for the nine months ended September 30, 2025 compared with $143,033 for the comparable 2024 period. The 2025 operating cash flows reflected a net loss of $419,178, partially offset by a $398,106 decrease in Other Assets, while decreases in accounts payable and accrued liabilities and deferred revenue used approximately $79,900 and $7,297 of cash, respectively.

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

Investing Activities

Cash provided by investing activities was $589,825 for the nine months ended September 30, 2025, which consisted of finance income of approximately $35,000, net of receipt of approximately $613,000 in minimum rental payments from finance leases, and approximately $11,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

Cash provided by investing activities was $2,294,181 for the nine months ended September 30, 2024, which consisted of finance income of approximately $182,000, net of receipt of approximately $2,399,000 in minimum rental payments from finance leases, and approximately $78,000 in net cash received from origination and purchases of loans receivable, prepayments and satisfactions.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2025 was $3,443 which was due to cash paid for distributions to limited partners.

Cash used in financing activities for the nine months ended September 30, 2024 was $2,800,465 which was due to cash paid for distributions to limited partners.

Distributions

During our Operating Period, we intended to pay cash distributions on a quarterly basis to our Limited Partners at 1.5% per quarter, the equivalent rate of 6.0% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). Since June 30, 2017, our distribution rate has been 6.5% annually, paid quarterly at 1.625%, of capital contributions. Beginning as of March 31, 2018, we increased our distribution to 7.0% annually, paid quarterly at 1.75% of capital contributions. Beginning as of June 30, 2018, we increased our distribution to 7.5%, paid quarterly at 1.875% of capital contributions. Beginning as of September 30, 2018 we increased our distribution to 8.0%, paid quarterly at 2.00% of capital contributions. Beginning as of June 30, 2020, we decreased our distribution to 4.0%, paid quarterly at 1.00% of capital contributions. Beginning as of January 1, 2023, we increased our distribution to 9.5%, paid quarterly at 2.375% of capital contributions. Beginning as of April 1, 2023, we increased our distribution to 24%, paid quarterly at 6% of capital contributions. The amount and rate of cash distributions could vary and are not guaranteed. During the nine months ended September 30, 2025 and 2024, we made quarterly cash distributions to our Limited Partners totaling $3,443 and $2,800,465, respectively. During the nine months ended September 30, 2025 and 2024, we declared and accrued distributions payable of $3,443 and $2,210,455, respectively, for our Limited Partners. Of these amounts, $0 and $445,969 remained payable and outstanding at September 30, 2025 and 2024, respectively. At September 30, 2025 and 2024 we declared and accrued distributions of $0 and $4,460, respectively, for distributions to our General Partner. Distributions payable to our General Partner totaled $117,968 and $117,968, respectively, at September 30, 2025 and 2024.

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

As of September 30, 2025 and December 31, 2024, the Partnership has no unfunded commitments.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2025, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

